Form 10-Q
period 1997-09-30
LINC CAPITAL INC
filed 1997-12-10
CIK 936094

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

--------------------------------------------------------------------------------


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                            COMMISSION FILE NUMBER

                                   333-34729
                                   ---------

                              LINC CAPITAL, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                       06-0850149
 (State of incorporation)                  (I.R.S. Employer Identification No.)


           303 E. WACKER DRIVE
        Chicago, Illinois 60601
(Address of principal executive offices)
                                               (312) 946-1000
                            (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No []

The number of shares outstanding of the registrant's .001 par value Common Stock at November 19, 1997 was 5,133,696.

PART I. FINANCIAL INFORMATION:

ITEM  1.  FINANCIAL STATEMENTS:

Consolidated Statements of Operations -- Three months and nine months ended
September 30, 1996 and 1997 (unaudited)....................................................   3

Consolidated Balance Sheets-- December 31, 1996 and  September 30, 1997 (unaudited)........   4

Consolidated Statements of Cash Flows -- Nine months ended September 30, 1996
and 1997 (unaudited).......................................................................   5

Notes to Consolidated Financial Statements.................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS..................................................................  10

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.................................................................  15

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K....................................................  16

SIGNATURES.................................................................................  17

PART I -- FINANCIAL INFORMATION

LINC Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30              September 30
                                                                1996          1997         1996        1997
--------------------------------------------------------------------------------------------------------------
Net revenues:
   Sales of equipment                                         $   5,017        5,900       14,979       16,152
   Cost of equipment sold                                         3,910        4,791       11,898       13,013
--------------------------------------------------------------------------------------------------------------

   Gross profit from sales of equipment                           1,107        1,109        3,081        3,139
   Rental and operating lease revenue                             1,587        1,870        5,390        5,034
   Direct finance lease income                                      808        1,728        2,097        4,326
   Fee income                                                       441          166        1,571          814
   Gain on remarketing of leased equipment                           12          120           25          397
   Gain on equity participation rights                               45           20           45          117
   Interest and other income                                        418          473          768        1,252
--------------------------------------------------------------------------------------------------------------

Net revenues                                                      4,418        5,486       12,977       15,079
--------------------------------------------------------------------------------------------------------------

Expenses:
   Selling, general and administrative                            1,967        2,233        5,684        6,196
   Interest                                                         746        1,188        2,050        3,032
   Depreciation of equipment under rental
     agreements and operating leases                                888        1,022        2,780        2,880
   Provision for credit losses                                      138          230          476          709
--------------------------------------------------------------------------------------------------------------

Total expenses                                                    3,739        4,673       10,990       12,817
--------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes and
   minority interest                                                679          813        1,987        2,262
Income tax expense                                                  259          333          791          867
--------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interest          420          480        1,196        1,395
Minority interest                                                   (58)           -          (97)         (13)
--------------------------------------------------------------------------------------------------------------

Net income from continuing operations                         $     362          480        1,099        1,382

Discontinued operations
   (Loss) from discontinued operations, net of income tax
     (benefit) in the three months ended September, 1996
     and 1997 and nine months ended September, 1996 and
     1997 of $(146), $(222), $(647), and $(206),
     respectively                                                  (229)        (347)      (1,012)        (402)
   Net gain (loss) of disposal of discontinued operations,
     net of income taxes in the three months ended
     September 1996, and the nine months ended September
     1996 of $(157) and $967, respectively                         (245)           -        1,513            -
--------------------------------------------------------------------------------------------------------------

Net income (loss)                                             $    (112)         133        1,600          980
==============================================================================================================

Net income from continuing operations per common share             0.10         0.14         0.31         0.40
   Net income (loss) per common share                             (0.03)        0.04         0.45         0.28

Shares used in computing net income per common share          3,538,119    3,475,712    3,562,579    3,462,217


   See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------
                                                                              December 31,       September 30,
                                                                                  1996               1997
                             Assets                                            (Audited)          (Unaudited)
--------------------------------------------------------------------------------------------------------------
Net investment in direct finance leases                                            $31,763              48,656
Equipment held for rental and operating leases, net                                 15,048              20,366
Accounts and notes receivable                                                        8,235              10,875
Net assets of discontinued operations                                                6,470               3,925
Other assets                                                                         3,523               5,443
Deferred income taxes                                                                1,310                 700
Goodwill                                                                               851               1,918
Cash and cash equivalents                                                                -                   -
--------------------------------------------------------------------------------------------------------------
Total assets                                                                       $67,200              91,883
--------------------------------------------------------------------------------------------------------------
              Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Senior credit facility and other senior notes payable                               29,605              44,381
Recourse debt                                                                        3,361               3,479
Nonrecourse debt                                                                     8,276              17,349
Accounts payable                                                                     4,355               3,403
Accrued expenses and customer deposits                                               2,534               2,538
Subordinated debentures                                                              5,127               5,317
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   53,258              76,467
--------------------------------------------------------------------------------------------------------------


Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 authorized; none
    outstanding                                                                          -                   -
    Common stock, $.001 par value, 15,000,000 shares authorized;                         3                   3
      3,012,757 and 3,391,442 shares issued;
      2,950,758 and 3,334,909 shares outstanding
    Additional paid-in capital                                                         978               1,887
    Deferred compensation from issuance of options                                       -                (196)
    Stock note receivable                                                                -                (511)
    Treasury stock, at cost; 61,999 and 65,903 shares                                 (270)               (287)
    Unrealized gain on securities                                                      348                 657
    Retained earnings                                                               12,883              13,863
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          13,942              15,416
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $67,200              91,883
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


LINC Capital, Inc and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)
--------------------------------------------------------------------------------
                                                              Nine Months Ended
                                                                September 30,
                                                             1996        1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                              $  1,600         980
  Adjustments to reconcile net income to
    net cash provided by continuing operations:
      Net income (loss) from discontinued operations          (501)         402
        Depreciation and amortization                        3,215        3,213
        Direct finance lease income                         (2,097)      (4,326)
        Payments on direct finance leases                   12,021       17,461
        Deferred income taxes                                  791          660
        Provision for credit losses                            476          709
        Amortization of discount                               116          237
        Minority interest                                       97          202
   Changes in assets and liabilities:
        Decrease (increase) in receivable                   (6,205)      (2,567)
        Decrease (increase) in other assets                    848       (2,593)
        Increase (decrease) in accounts payable              3,796         (952)
        Increase (decrease) in accrued expenses
          and customer deposits                              1,235           (9)
--------------------------------------------------------------------------------

Cash provided by continuing operations                      15,392       13,417

        Cash flow from discontinued opeations               11,654       12,354
--------------------------------------------------------------------------------

Cash provided by operating activities                       27,046       25,771
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Cost of equipment acquired for lease                     (19,937)     (37,870)
  Fixed  assets purchased                                     (226)        (780)
  Proceeds from disposal of discontinued operations          8,327            -
--------------------------------------------------------------------------------

Net cash used in investing activities                      (11,836)     (38,650)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in notes payable                              2,350       14,776
  Proceeds from recourse and nonrecourse debt                    -       12,069
  Repayment of recourse and nonrecourse debt                (1,703)      (2,878)
  Purchase of stock                                           (265)         (17)
  Sale of stock                                                241          127
  Common stock dividends                                      (770)           -
  Proceeds from notes from discontinued operations           2,903            -
  Payment of notes from discontinued operations            (15,987)     (11,198)
--------------------------------------------------------------------------------

Net cash provided by (used in) financing activities        (13,231)      12,879
--------------------------------------------------------------------------------

Net increase in cash                                         1,979            -
Cash at beginning of period                                  1,668            -
--------------------------------------------------------------------------------

Cash at end of period                                     $  3,647            -
================================================================================

Supplemental disclosures of cash flow information:
  Interest paid                                           $  2,280        3,141
  Income  taxes paid                                           270           70
================================================================================
See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)


(1)    The Company

LINC Capital, Inc. (the "Company") is a finance company specializing in the origination, acquisition, securitization and servicing of equipment leases and in the rental, lease and distribution of analytical instruments. The Company's principal businesses are (i) the direct origination of leases to emerging growth companies primarily serving the healthcare and information technology industries ("Select Growth Leasing" activities) and (ii) the rental, leasing and distribution of analytical instruments to companies serving the environmental, pharmaceutical and biotechnology industries ("Instrument Rental and Distribution" activities). In October 1997 the Company reinitiated the business of acquiring, financing and servicing equipment lease and loan portfolios originated by other lessors ("Portfolio Finance & Lessor Acquisition" activities), following expiration of a non-compete agreement entered into in connection with the sale of certain of its businesses to an unrelated party in September 1994.

In June 1997, the Company adopted a plan to transfer certain assets and related liabilities not used in the Company's continuing businesses and the preferred stock issued by the Company's subsidiary, LINC Quantum Analytics, Inc. (the "Subsidiary Preferred Stock") to its wholly owned subsidiary, LINC Finance Corporation.

On November 12, 1997 following the above transfers, pursuant to the plan adopted by the Company and immediately following the receipt of the proceeds of the Company's initial public offering described below, the stock of LINC Finance Corporation was distributed to certain of the Company's shareholders in redemption of 482,792 shares of the Common Stock of the Company. In connection with such distribution (i) LINC Finance Corporation agreed to pay the Company an aggregate of $2,508,000 until the maturity of the Company's 8 1/4% Subordinated Debentures due 2003 (the principal balance of such Debentures shown in the Company's financial statements herein is net of such amount); (ii) LINC Finance Corporation repaid advances from the Company of $2,012,000 and (iii) the Company caused the Subsidiary Preferred Stock, all of which was held by LINC Finance Corporation to be redeemed.

The results of LINC Finance Corporation and certain related businesses, including those related to businesses disposed of in prior years, have been classified as discontinued operations in the accompanying financial statements. Revenues of such discontinued operations for the nine months ended September 30, 1996 and September 30, 1997 were $19.1 million and $6.7 million, respectively.

On November 12, 1997, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock (the "Offering"). On November 19, 1997, the underwriters of the Company's offering exercised their over allotment option and purchased an additional 300,000 shares of Common Stock of the Company. The Company received net proceeds of approximately $27.2 million from the Offering and the exercise of the underwriters' over allotment option related thereto.

(2)  Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. These financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-34729). The results for the three months and nine months ended September 30, 1997 periods are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

Earnings Per Share

Earnings per share amounts are calculated based on the net income (loss) divided by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of options. As required by Staff Accounting Bulletin No. 83 issued by the Securities and Exchange Commission, common and common equivalent shares issued by the Company during the twelve-month period preceding the initial filing of the Company's Registration Statement have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and assuming the initial public offering price).

The weighted average number of shares of common stock and common stock equivalents outstanding used for computing earnings or loss per share was 3,538,119 and 3,475,712, during the quarters ended September 30, 1996 and 1997, respectively, and 3,562,579 and 3,462,217 during the nine months ended September 30, 1996 and 1997, respectively. Primary and fully diluted earnings per share are the same for each period presented.


(3)  Net Investment in Direct Finance Leases

     Net investment in direct finance leases is as follows:

=================================================================================================================================

                                                                                                     December 31,    September 30,
                                                                                                         1996            1997
                                                                                                            (In thousands)
---------------------------------------------------------------------------------------------------------------------------------
     Lease contracts receivable in installments                                                       $     37,501       56,151
     Estimated residual value of leased equipment                                                            2,376        5,016
     Unearned lease income                                                                                  (6,820)     (10,435)
     Allowance for doubtful receivables                                                                     (1,294)      (2,076)
---------------------------------------------------------------------------------------------------------------------------------
     Net investment                                                                                   $     31,763       48,656
=================================================================================================================================

     At September 30, 1997 future lease contract payments to be received on direct finance leases are as follows:

=================================================================================================================================

       Year ending
       December 31,                                                                                                   Amount
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (In thousands)
           1997                                                                                                    $      6,382
           1998                                                                                                          21,581
           1999                                                                                                          14,914
           2000                                                                                                           9,729
           2001 and thereafter                                                                                            3,545
---------------------------------------------------------------------------------------------------------------------------------
           Future lease contract payments                                                                          $     56,151
=================================================================================================================================

     At September 30, 1997 certain future lease contract payments have been assigned to financial institutions (note 5).

(4) Equipment Held for Rental and Operating Leases, Net

    The net book value of equipment held for rental and operating leases is as follows:

===========================================================================

                                             December 31,  September 30,
                                                1996          1997
                                                   (In thousands)
---------------------------------------------------------------------------

    Equipment under operating leases          $   430          5,221
    Equipment under rental agreements          14,618         15,145
---------------------------------------------------------------------------
    Net book value                            $15,048         20,366
===========================================================================

    The book values presented in the above table are net of accumulated depreciation of $6,297,000 and $8,053,000 at December 31, 1996 and September 30, 1997, respectively.

    At September 30, 1997 future contract payments to be received on operating leases are as follows:

===========================================================================
   Year ending
   December 31,                                                     Amount
---------------------------------------------------------------------------
      1997                                                          $  669
      1998                                                           1,284
      1999                                                             535
      2000                                                             207
---------------------------------------------------------------------------
    Future lease contract payments to be received                   $2,695
---------------------------------------------------------------------------

At September 30, 1997 certain future contract payments have been assigned to financial institutions (note 5).


(5) Debt

       Notes Payable

    Notes payable to banks were as follows:

============================================================================
                                               December 31,    September 30,
                                                  1996             1997
                                                      (In thousands)
----------------------------------------------------------------------------
Senior credit facility                           $28,000          41,100
Other                                              1,605           3,281
----------------------------------------------------------------------------
                                                 $29,605          44,381
============================================================================

    At December 31, 1996 and September 30, 1997, the Company along with its subsidiary, LINC Quantum Analytics, Inc. and its division, LINC Capital Partners, ("the Borrowers"), had available a senior credit facility in the amount of $35,000,000, and $75,000,000, respectively, of which $28,000,000, and $41,100,000 at December 31, 1996 and September 30, 1997, respectively, were outstanding. On November 12, 1997, the amount of the facility was amended and increased to $100,000,000. As amended, the facility, provides for interest at LIBOR plus 1-1/4% to 1-3/4% or, at the Company's option, up to prime plus 1/4% to prime plus 1/2% with the precise rate dependent on certain leverage tests. The facility is secured by substantially all of the assets of the borrowers and is used by the borrowers to finance acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1998 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2000.

          Recourse and Nonrecourse Debt

     The Company permanently finances leases with financial institutions, on either a nonrecourse and/or partial recourse basis. In connection with these financings, the Company receives a cash payment equal to the discounted value of the future rentals less, in certain cases, a holdback or cash reserve. In the event of default by a lessee under a lease which has been assigned to a lender under these financings, the lender has recourse to the lessee and to the underlying leased equipment but no recourse to the Company except to the extent of the recourse portion of the financing.

          At September 30, 1997 the future principal maturities of recourse and nonrecourse debt are as follows:

================================================================================

          Year ending
          December 31,                                             Amount
--------------------------------------------------------------------------------
                                                               (In thousands)
          1997                                                     $ 2,046
          1998                                                       9,641
          1999                                                       5,336
          2000                                                       3,241
          2001 and thereafter                                          564
--------------------------------------------------------------------------------
     Total recourse and nonrecourse discounted lease rentals       $20,828
================================================================================

          Securitization Warehousing Facility

     On November 10, 1997, the Company entered into a commitment from Fleet Bank N.A. to provide a $60 million securitization warehousing facility to the Company (the "Securitization Facility") which may be increased to $100 million by the Company under certain conditions. Under the terms of the commitment, the Company will transfer lease receivables and the related equipment to a newly formed subsidiary of the Company, LINC Receivables Corporation, who will in turn transfer such receivables to a conduit facility affiliated with Fleet Bank N.A.. The Securitization Facility will provide for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. The terms of the Securitization Facility will permit the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

     Net income from continuing operations ("net income") for the three months ended September 30, 1997 was $ 480,000, or $0.14 per common share compared to $362,000, or $ 0.10 per common share for the comparable period in 1996. Net income for the nine months ended September 30, 1997 was $1,382,000 or $0.40 per common share compared to $ 1,099,000 or $ 0.31 per common share for the nine months ended September 30, 1996. The increase in net income in the three months and nine months ended September 30, 1997 compared to the earlier period is primarily due to increased earnings contributions from the Company's Instrument Rental activities. Income before taxes in the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities was essentially unchanged from the prior periods. While new lease originations grew substantially, selling, general, and administrative expenses increased as a result of building the Company's sales and operations organization in preparation for re-initiation of Portfolio Finance activities.

Results of Continuing Operations

     Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1996

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities for the three months ended September 30, 1997 was $474,000 and was equal to comparable period for 1996. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities was $339,000 for the three months ended September 30, 1997, compared to $ 205,000 in the earlier period.

     Sales of analytical instruments increased to $5.9 million from $5.0 million and rental and operating lease revenue increased to $1.87 million from $1.59 million primarily as a result of increase in penetration in the pharmaceutical and biotechnology industries.

     Cost of analytical instruments sold increased to $4.79 million from $3.91 million primarily as a result of the increased sale volume. However, net margins on sales of analytical instruments declined to 18.8% from 22.1% primarily as a result of lower gross margins on sale type leases originated in the Company's Instrument Rental and Distribution activities during the three months ended September 30, 1997.

     Direct finance lease income increased more than doubled to $1.73 million from $800,000 as a result of a substantially higher level of finance lease receivables outstanding. New lease originations increased to $13.5 million from $5.7 million.

     As a consequence of the continuing decline in the number of leases serviced by the Company for unrelated parties due to the non-compete agreement which expired in September 1997, fee income, for the three month period, declined to $166,000 from $441,000.

     Gains on remarketing of leased equipment of $120,000 were realized in the three months ended September 30, 1997. The increase in gains from the comparable period in 1996 resulted from increased lease maturities in 1997.

     Net selling, general and administrative expenses increased to $2.23 million from $1.97 million primarily as a result of additional operations, marketing and sales personnel associated with preparation for the re-initiation of portfolio finance and lessor acquisition activities.

     Interest expense increased to $1.19 million from $746,000 due primarily to increased direct finance lease originations and the resulting increase in borrowings.

     Depreciation of equipment, primarily depreciation of analytical instruments, increased to $1.02 million from $888,000 as a result of increased levels of analytical instruments held for rental, sale or lease.

     The Company's policy is to provide for credit losses at the time of commencement or acquisition of a lease. The provision for credit losses increased to $230,000 from $138,000 reflecting the increased volume of new lease commencements during the three-month period ended September 30, 1997.


     The Company's effective tax rate increased to 41% during the three month period ended September 30, 1997 from 38.1% in the earlier period primarily as a result of higher goodwill amortization .

     Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996.

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities for the nine months ended September 30, 1997 was $ 1.55 million compared to $ 1.44 million in the nine months ended September 30, 1996. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities was $715,000 compared to $548,000 in the earlier period.

     Sales of analytical instruments increased to $16.2 from $15.0 million and rental and operating lease revenue declined to $5.0 million from $5.4 million. This shift in the Company's analytical instrument related revenues is primarily as a result of increased sales to the pharmaceutical and biotechnology industries, coupled with reduction in rentals to environmental testing laboratories.

     Cost of analytical instruments sold increased to $13.0 million from $11.9 million primarily as a result of the increased sale volume. However, net margins on sales for the nine months ended September 30, 1997 declined to 19.4% from 20.6 % primarily as a result of lower gross margins on sale type leases during the nine months ended September 30, 1997.

     Direct finance lease income more than doubled to $4.3 million from $2.1 million as a result of a substantially higher level of finance lease receivables outstanding. Net investment in direct finance leases increased to $48.7 from $27.5 million. New lease originations increased to $35.2 million from $17.3 million due to increased marketing and selling activities in the Company's Select Growth Leasing activities.

     The Company's backlog of unfunded lease commitments at September 30, 1997 was over $ 30 million compared to approximately $ 9 million at September 30, 1996, reflecting the Company's increased marketing and selling activities.

     Fee income declined to $814,000 from $1.6 million, reflecting the inability of the Company to enter into new portfolio servicing contracts as a result of the non-compete agreement which expired at the end of September 1997. The Company has now reinitiated its portfolio servicing marketing activities and will securitize leases on which it will earn servicing fees in future periods.

     Gains on remarketing of leased equipment of $397,000 were realized in the nine months ended September 30, 1997 compared to $25,000 in the earlier period. The increase in gains from the comparable period in 1996 resulted from increased lease maturities in 1997.

     During the first nine months of 1997, the Company realized $117,000 in gains from the sale of equity participation rights compared to $45,000 in the comparable period of 1996. This increase is attributable to the maturation of lessees in the Company's Select Growth Leasing portfolio.

     Interest and other income, which consists primarily of interest income on secured equipment notes receivable and fees earned in connection with Select Growth Leasing commitments increased to $1.25 million from $768.000. This was attributable primarily to an increase in interest income associated with the increase in interest bearing equipment notes receivable held by the Company.

     Net selling, general and administrative expenses increased to $6.20 million from $5.68 million. This increase was due primarily to additional operations, marketing and sales personnel associated with the growth of the Company's Select Growth Leasing activities and preparation for the re-initiation of Portfolio Finance & Lessor Acquisition activities.

     Interest expense increased to $3.03 million from $2.05 million due primarily to increased direct finance lease originations and the resulting increase in borrowings. Average costs of borrowing remained essentially unchanged. The Company has recently increased the size of its borrowing facilities to accommodate growth in leasing activities and has significantly lowered the interest rate on its facilities. See Liquidity and Capital Resources.

     Depreciation of equipment (primarily analytical instruments) increased slightly primarily as a result of a small increase in the value of analytical instruments held in inventory.

     The provision for credit losses increased to $709,000 from $476,000 due to the increase in volume of new leases originated. The Company's allowance for doubtful receivables increased to 4.3% of net investment in direct finance leases at September 30, 1997 from 4.1% at December 31, 1996. As the Company's mix of leasing activities shift from its Select Growth Leasing activities to a combination of Select Growth Leasing and Portfolio Finance activities, the Company's allowance for doubtful receivables as a percentage of its net investment in direct finance leases should decline over time, if the low level of losses experienced to date were to continue. This is attributable to the lower loss expectancy associated with the Company's Portfolio Finance activities compared to its Select Growth Leasing activities.

     The Company's effective tax rate decreased from 39.8% to 38.3% as a result of reduction in the applicable state income tax rates in 1997 and also the corresponding reduction in deferred tax liabilities.

Liquidity and Capital Resources

     General

     The Company's business activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases and analytical instrument rental inventory. The Company has funded its operations primarily through cash flow from operations, borrowings and the sale of equity.

     On November 12, 1997, the Company consummated its initial public offering of Common Stock through the sale of 2,000,000 shares of Common Stock (the "Offering"). On November 19, 1997, the underwriters of the Company's offering exercised their over allotment option and purchased an additional 300,000 shares of Common Stock of the Company. The Company received net proceeds of approximately $27.2 million from the Offering and the exercise of the underwriters' over allotment option related thereto.

     The Company believes that cash flow from its operations, the net proceeds from its initial public offering, the net proceeds form future securitization transactions and other borrowings and amounts available under its Senior Credit Facility will be sufficient to fund the Company's operations for the forseeable future.

     Cash Flow

     Cash flows from operating and financing activities relating to continuing operations are generated primarily from receipts on leases and rentals, gross profit on the sale of analytical instruments, realization of residual values and the financing of new lease originations and rental inventory. Cash flows from such activities were $37.5 for the first nine months of 1997 and $15.2 million for the first nine months of 1996.

     Credit Facilities

     As of September 30, 1997, the Company had $75 million available for borrowing under its Senior Credit Facility of which $41.1 million was outstanding on September 30, 1997. On November 12, 1997, the amount of the facility was amended and increased to $100,000,000. As amended, the facility, provides for interest at LIBOR plus 1-1/4% to 1-3/4% or, at the Company's option, up to prime plus 1/4% to prime plus 1/2% with the precise rate dependent on certain leverage tests.

     On November 10, 1997, the Company entered into a commitment from Fleet Bank N.A. to provide a $60 million securitization warehousing facility to the Company (the "Securitization Facility") which may be increased to $100 million by the Company under certain conditions. Under the terms of the commitment, the Company will transfer lease receivables and the related equipment to a newly formed subsidiary of the Company, LINC Receivables Corporation, who will in turn transfer such receivables to a conduit facility affiliated with Fleet Bank N.A.. The Securitization Facility will provide for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. The terms of the Securitization Facility will permit the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities

Recently Issued Accounting Pronouncements

The Company anticipates, that, in the future, it will finance or sell certain of its equipment leases through securitization transactions or other structured finance techniques. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" will govern the accounting treatment of such transactions. The Company is unable to determine the precise impact of this pronouncement on its future results of operation and financial condition until a specific transaction occurs.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic and diluted EPS from continuing operations and basic and diluted EPS would have been as follows:

                                                       Three months ended         Nine months ended
                                                         September 30,              September 30,
                                                       1996          1997         1996         1997
                                                       ------------------         -----------------
Basic EPS from continuing operations                   $ 0.11       $0.14         $0.33       $0.42
Diluted EPS from continuing operations                   0.10        0.14          0.31        0.40

Basic EPS                                              $(0.03)      $0.04         $0.47       $0.30
Diluted EPS                                             (0.03)       0.04          0.45        0.28


SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," will affect the disclosure requirements for the Company's 1998 financial statements. The Company has not yet evaluated the effect of these pronouncements on its disclosure requirements.

Note on Forward Looking Information

Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the volume of new leases originated, the backlog of unfunded leases and the adequacy of financial resources. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART II -- OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
Pro-Forma Net Income

The following table sets forth selected pro forma statement of operations data which gives effect to (i) the application of the net proceeds from the Company's initial public offering to repay a portion of the Company's indebtedness under its Senior Credit Facility, (ii) the borrowing of approximately $ 4.9 million under the Senior Credit Facility to redeem the preferred stock of a subsidiary,
(iii) the repayment by LINC Finance Corporation, a wholly owned subsidiary of the Company which owns the Company's net assets of discontinued operations of approximately $2 million in loans from the Company, (iv) changes in the compensation of senior management, (v) purchase of the minority interest of certain executives of the Company in a subsidiary of the Company, (vi) distribution to certain stockholders of the stock of LINC Finance Corporation and the redemption of 482,792 shares of Common Stock in connection therewith and
(vii) issuance of 2,300,000 shares of Common Stock in connection with the Company's initial public offering.

(Dollars in thousands)
                                                           Three                  Nine
                                                           Months                Months
                                                           Ended,                Ended,
                                                        September 30,         September 30,
                                                   ---------------------  --------------------
                                                      1996       1997       1996       1997
                                                   ----------  ---------  ---------  ---------
Net income from continuing operations before
    Income taxes and minority interest             $      679        813      1,987      2,262

Pro-forma adjustments:
    Interest reduction (a)                                399        410      1,357      1,392
    Increase in compensation (b)                          (94)                 (282)
    Increase in goodwill amortization (c)                  (7)        (7)       (22)       (22)
                                                   ---------------------  --------------------
Pro forma net income from continuing operations
    Before income taxes                            $      977      1,216      3,040      3,632
Pro forma income tax expense                             (399)      (490)    (1,240)    (1,407)
                                                   -------------------------------------------
Pro forma net income from continuing operations    $      578        726      1,800      2,225
                                                   ===========================================
Net income from continuing operations per
    Common share                                   $     0.11       0.14       0.33       0.42
                                                   ===========================================
Shares used in computing net income per
    Common share                                    5,355,327  5,292,920  5,379,787  5,279,425
                                                   ===========================================

(a) The reduction in interest expense is attributable to the repayment of approximately $27,200,000 under the Senior Credit Facility resulting from the application of the net proceeds of the Company's initial public offering and approximately $2 million from repayment of advances by LINC Finance Corporation, net of borrowing incurred to redeem the preferred stock of a subsidiary ($4.9 million) and to purchase certain executives' minority interests in a subsidiary of the Company ($1.2 million in 1996 and $800,000 in 1997).
The interest expense reduction is calculated as the net reduction in borrowing multiplied by the Company's weighted average interest rate under the Senior Credit Facility for the applicable period.

(b) Changes in compensation are attributable to the employment of certain executives for the third quarter of 1996 and the nine months ended September 30, 1996 at the compensation levels provided for in agreements entered into between the Company and such executives simultaneously with completion of the initial public offering.

(c) The increase in goodwill amortization is attributable to goodwill created as a result of the Company's purchase of certain executives' minority interests in a subsidiary.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  EXHIBITS


Exhibit No.  Description
-----------  -----------
    11       --Computation of earnings per common share
    27       --Financial Data Schedule for the three months ended September 30,
               1997

(b)  REPORTS ON FORM 8-K

--No reports on form 8-K were required to be filed during the period September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LINC Capital, Inc.
                                        ------------------
                                           (Registrant)


  December 9, 1997                      /s/ MARTIN E. ZIMMERMAN
--------------------                    ----------------------------------------
       Date                             Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

  December 9, 1997                      /s/ ALLEN P. PALLES
--------------------                    ----------------------------------------
       Date                             Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)