Form 10-K
period 1997-12-31
LINC CAPITAL INC
filed 1998-03-30
CIK 936094

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-23309

                              LINC CAPITAL, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                            06-0850149
(State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                organization)
                                                                      60601
303 EAST WACKER DRIVE, SUITE 1000, CHICAGO, ILLINOIS                  (Zip Code)
     (Address of principal executive offices)

                                (312) 946-1000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of class
                                --------------
                         Common Stock, $.001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by nonaffiliates was approximately $43,286,075 million based upon the sale price of registrant's Common Stock as of March 12, 1998. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed an affiliate.

   At March 12, 1998, 5,133,688 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of LINC Capital, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998 to be filed within 120 days of fiscal year end are incorporated by reference into Part III.

                              LINC CAPITAL, INC.

                               TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.

     Item 1.   Business............................................................1
     Item 2.   Properties.........................................................15
     Item 3.   Legal Proceedings..................................................16
     Item 4.   Submission of Matters to Vote of Security Holders..................16

PART II.

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters........................................16
     Item 6.   Selected Financial Data............................................17
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................21
     Item 7A.  Quantitative and Qualitative Disclosures
               About Market Risk..................................................29
     Item 8.   Financial Statements and Supplementary Data........................29
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure................................29

PART III.

     Item 10.  Directors and Executive Officers of the Registrant.................30
     Item 11.  Executive Compensation.............................................32
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.....................................................32
     Item 13.  Certain Relationships and Related Transactions.....................32

PART IV.

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K................................................32

SIGNATURES........................................................................35

                                    PART I

ITEM 1.  BUSINESS

     GENERAL

     LINC Capital, Inc. (the "Company") is a finance company specializing in the origination, acquisition, securitization and servicing of equipment leases and in the rental and distribution of analytical instruments. The Company's principal businesses are (i) the direct origination of leases of a broad range of equipment to emerging growth companies primarily serving the healthcare and information technology industries ("Select Growth Leasing" activities), (ii) the acquisition and financing of lease portfolios originated by other lessors and the acquisition of leasing companies ("Portfolio Finance & Lessor Acquisition" activities), and (iii) the rental and distribution of analytical instruments to companies serving the environmental, chemical, pharmaceutical and biotechnology industries ("Instrument Rental & Distribution" activities). The Company conducts its business throughout the United States and, except for California, which accounts for approximately 20% of the Company's revenues, no state accounts for more than 10% of the Company's revenues. The Company believes, based on its own research and management's extensive knowledge of and experience in the equipment leasing industry, that it is a leading provider of equipment leasing, rental and other services to its specialized markets and its position as such provides significant opportunities for internal growth, as well as growth through its recently re-initiated Portfolio Finance & Lessor Acquisition activities. The Company believes that its extensive experience in these markets and its flexibility in structuring transactions to meet the needs of both its leasing and rental customers provide it with a competitive advantage over other sources of such services. For information regarding segment reporting, see note 13 to the Consolidated Financial Statements.

BACKGROUND

     The Company was organized in 1975 and from its organization through September 1994 focused its activities primarily in the leasing of equipment to businesses engaged in the healthcare industry. The Company believes that through internal growth and its acquisition of Scientific Leasing Inc. in 1988, it became the largest independent lessor of healthcare equipment in the United States with over $500 million in assets owned or managed in 1993, and based on statements made to the Company by individuals familiar with the securitization industry as well as its own research, that it was the first company in the U.S. to securitize healthcare equipment leases and related residual values.

     The Company commenced its Select Growth Leasing Activities in 1986 through its sponsorship and management of limited partnerships, a portion of whose business was providing equipment lease financing to emerging growth companies primarily in the healthcare and information technology industries. Beginning in 1992, the Company focused its Select Growth Leasing activities on leasing essential operating equipment to such emerging companies for its own account. Since 1993, the Company has originated over $86 million in new leases through its Select Growth Leasing activities.

     The Company first entered the Portfolio Finance & Lessor Acquisition business in 1988 through the acquisition of Scientific Leasing Inc., the majority of whose assets consisted of a portfolio of leases of healthcare equipment. In 1994, the Company sold its healthcare equipment leasing and portfolio acquisition and servicing business to LINC Anthem Corporation ("LINC Anthem"), a subsidiary of Anthem Insurance Companies, Inc. In connection with the sale, the Company entered into a non-competition agreement that effectively restricted the Company from participating in Portfolio Finance & Lessor Acquisition activities and from originating leases other than to emerging growth companies until September 1997 (the "Non-Compete Agreement"). The Company's Chief Executive Officer, Mr. Zimmerman, and Executive Vice President and Chief Financial Officer, Mr. Palles, managed LINC Anthem until it was sold in 1996 to Newcourt Credit Group (USA), Inc. at which time they returned to the Company on a full-time basis to pursue opportunities in its Select Growth Leasing and Instrument Rental & Distribution activities. The Company reinitiated its Portfolio Finance & Lessor Acquisition activities upon the expiration of the Non-Compete Agreement.

     The Company's Instrument Rental & Distribution activities were developed through the acquisition in 1991 of a business founded by Robert E. Laing, currently the President and Chief Operating Officer of the Company and the acquisition in 1992 of the analytical instruments business of AT&T Capital Corporation. During 1997, the Company purchased the minority interest in its subsidiary, LINC Quantum Analytics, Inc., which conducts the Company's Instrument Rental & Distribution activities from certain officers of the Company including Mr. Laing.

     The Company has also engaged in a number of other successful activities serving the healthcare industry, including a business providing receivables-based financing to healthcare providers which was sold to FINOVA Capital Corporation in 1996.

     In November 1997, the Company completed its initial public offering of 2,300,000 shares of common stock inclusive of an underwriters' over-allotment of 300,000 shares.

     EQUIPMENT LEASING INDUSTRY

     The equipment leasing and financing industry has grown rapidly since 1986 and is a major factor in the financing of business investment in equipment. The Equipment Leasing Association (the "ELA"), a national equipment leasing trade organization, reports that business investment in equipment exceeded $560 billion in 1996 and that equipment leasing accounted for approximately $169 billion of total business investment in equipment, compared to business investment of $267 billion and equipment leasing activity of $85 billion in 1986. The ELA estimates that 80% of all U.S. businesses use leasing or financing to acquire capital assets.

     The ELA reports that approximately 35% of equipment leases originated in 1996 consisted of computers, office equipment, telecommunication equipment, medical equipment and other information technology and manufacturing equipment. The Company believes that the equipment leasing market for these and other types of small-ticket equipment (items with a unit cost of less than $250,000) is growing more rapidly than other leasing segments primarily as a result of (i) declines in the per unit cost of telecommunications, computer, medical and office equipment; (ii) improved technology making instant credit approval possible at the point of sale; and (iii) the trend of manufacturers and distributors of small-ticket equipment to stimulate sales by providing various financing alternatives to their customers. These growing segments of the equipment leasing industry are a primary focus of the Company's growth strategy for its Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities.

     The equipment leasing industry is highly fragmented, with over 700 member companies in the ELA alone. The Company estimates that over 20% of the members of the ELA originate less than $50 million in equipment leasing volume annually and believes that this segment of the industry is characterized by small, thinly-capitalized companies who generally have experienced management and good customer relationships. The Company believes that there are numerous additional small lessors who are not members of the ELA and that such industry fragmentation presents substantial opportunities for its Portfolio Finance & Lessor Acquisition activities.

     GROWTH STRATEGY

     The Company's goal is to be the leading specialty finance company in its targeted markets by taking advantage of its significant management experience and existing operating systems and capabilities. The Company's strategy for growth is based on the following key elements:

     Select Growth Leasing
     ---------------------

          . expanding the Company's network of sales offices and financing representatives

          . developing leasing relationships with more established clients which fit the Company's Select Growth Leasing profile

          . developing new products, including inventory and accounts receivable financing

     Portfolio Finance & Lessor Acquisition
     --------------------------------------

          . taking advantage of the Company's securitization capabilities, lower financing costs and the credit and servicing experience of its management by acquiring and financing lease portfolios originated by smaller independent leasing companies which are not efficiently served by traditional financing sources

          . leveraging the Company's existing servicing, financing and management infrastructure by acquiring leasing companies which provide healthcare, information technology and related types of equipment

     Instrument Rental & Distribution
     --------------------------------

          . broadening the customer base of analytical instruments in the chemical, biotechnology and pharmaceutical industries

          . developing similar relationships with vendors of medical equipment and acquiring other established rental and distribution companies

     SELECT GROWTH LEASING ACTIVITIES

     General. The Company's Select Growth Leasing activities consist primarily of the direct origination of non-cancelable, full-payout leases to middle and late stage emerging growth companies in the healthcare and information technology industries. Such companies include physician practice management organizations, rehabilitation service companies, extended care providers, healthcare claims administrators and information service providers and Internet and telecommunications service companies. The Company has provided leasing to over 85 companies including Cardiac Pathways Corporation, USN Communications, Inc., Transitional Health Services, Earthlink Network, Inc., Bridge Data Corporation and WinStar Communications, Inc. A majority of the Company's Select Growth Leasing clients are supported by institutional private equity investors which provide capital and management resources to such customers. Such private equity investors include Welsh Carson Anderson & Stowe, Weiss, Peck & Greer, Essex Venture Partners, Oak Investment Partners, and Menlo Ventures.

     Leases to individual customers typically include items with an aggregate cost ranging from $250,000 to $2.5 million and cover a broad variety of equipment, each with original purchase prices which are generally less than $100,000 per item. These leases are generally for essential operating equipment, including data processing equipment, production equipment, analytical instruments and medical equipment. The Company's Select Growth Leasing activities are expected to continue to grow due to the Company's ability to provide such services to more established companies, which was restricted by the Non-Compete Agreement.

     The Company believes that regulatory reform, consolidations, outsourcing and other fundamental changes in the healthcare industry, expansion of the information technology industry and development of new technologies have promoted the formation and growth of new companies of the type served by its Select Growth Leasing activities. Such companies typically have limited access to financing from commercial banks, diversified finance companies and traditional leasing companies. The Company's experience in serving the healthcare and information technology industries enables it to serve the specific needs of its customer base more effectively than its competitors by providing a variety of financing alternatives, such as flexible lease structures, asset-based financing, sale-leaseback transactions and secured credit lines, while maintaining a high degree of credit quality. In a significant number of its Select Growth Leasing transactions, the Company receives warrants or other equity participation rights which provide additional opportunities for profitability upon the sale of such rights.

     Sales and Marketing. Leases are originated by representatives located in Chicago, San Francisco, Boston and Los Angeles and are often the result of a network of independent lease brokers and referrals from institutional private equity investors. The Company has been able to identify prospective clients through the retention of marketing personnel having investment banking, financial analysis and industry specific experience, the analysis of selective information regarding venture capital investment in the healthcare and information technology industry, direct mail advertising and representation at major venture capital conferences and symposia. The Company has also developed a network of independent lease brokers and investors who routinely refer transactions to the Company.

     To insure prompt customer response, the Company's marketing personnel have direct access to the Company's customer information data bases which assist them in responding to sales leads, preparing lease proposals and monitoring the progress of a transaction through the underwriting process. In addition, the Company's sales personnel are highly trained in the structuring of Select Growth Leasing transactions.

     Underwriting and Operating Systems. Based on its 11 years of experience in serving emerging growth companies primarily in the healthcare and information technology industry, as well as its over 22 years in the equipment leasing industry, the Company has developed underwriting and operations criteria, including a specialized credit rating system, for its Select Growth Leasing business that have been effective in the selection of lessees and in minimizing the Company's exposure to loss. The Company's Select Growth Leasing underwriting process is based on a high level of due diligence regarding a potential customer's business, management, product, cash flows and institutional investors, as well as the type of equipment to be leased.

     The Company is typically reimbursed by the potential Select Growth Leasing client for its out-of-pocket due diligence costs. For each transaction in excess of $500,000 the Company's investment managers or due diligence specialists make visits to the potential client. The Company generally interviews the potential customer's institutional investors, management and customers. Following completion of a due diligence memorandum, each transaction is reviewed by at least one member of the Company's Commitments Committee.

     Once a transaction has been approved, the Company uses its standardized lease or loan documentation tailored to the requirements of each particular transaction to insure protection of its equipment or collateral. In addition, the Company utilizes the InfoLease System, the most broadly utilized lease processing software and an industry standard, to monitor the progress of a transaction through the documentation process and to provide servicing information, invoicing, collection and aging status, tax information and analytical information regarding its Select Growth Leasing portfolio following completion of a transaction. The Company receives updated financial information regarding customers in its Select Growth Leasing portfolio and reviews each company in its portfolio meeting specified criteria not less frequently than quarterly.

     PORTFOLIO FINANCE & LESSOR ACQUISITION ACTIVITIES

     General. Since 1988, the Company and companies previously managed by Messrs. Zimmerman and Palles have acquired approximately $310 million in lease portfolios and companies which had lease receivables of approximately $300 million. The Company reinitiated its Portfolio Finance & Lessor Acquisition activities upon the expiration of the Non-Compete Agreement on September 29, 1997. The Company believes there are substantial opportunities for such activities due to the fragmented nature of the leasing industry, the inability of a significant number of small equipment leasing companies to efficiently finance their portfolios and obtain more favorable financing rates through the asset- backed securities markets and the cost of implementing new technologies to remain competitive. The leasing companies which the Company expects to finance or acquire are characterized by: (i) strong customer or vendor relationships; (ii) lease transactions which range in size from $5,000 to $250,000; (iii) needs for committed financing and servicing relationships; and
(iv) a focus on customers which are not effectively served by more traditional funding sources. The Company also expects to pursue selective acquisitions of companies meeting these criteria which can be integrated into the Company's organizational structure and which can recognize synergies from the Company's operating systems and geographic presence. Based on data available from the ELA, the Company believes that there are over 150 independent leasing companies in the U.S. with less than $50 million in annual lease originations. The Company believes that many of these companies are likely candidates for the Company's Portfolio Finance & Lessor Acquisition activities.

     Sales and Marketing. In connection with acquisition and financing of lease portfolios, the Company offers two distinct programs to its customers. Under its Warehouse Line Programs, the Company provides limited warehouse facilities (generally less than $1 million) to lessors on a recourse basis. Following a warehouse period which typically will not exceed six months, the Company purchases the related pool of warehoused leases from the lessor on either a partial recourse or non-recourse basis. Under its Portfolio Finance Programs, the Company plans to acquire portfolios originated over a specified period of time by an originator. The purchase will be credit enhanced by either a holdback reserve or, if the creditworthiness of the originator is acceptable, a recourse obligation of the originator. Such credit enhancement is intended to reduce losses under this program. The Company intends that substantially all of the leases to be acquired by it will be non-cancelable, full-payout leases. The Company originates Warehouse Line Programs and Portfolio Finance Programs through relationships established by its senior executives and two recently employed "Structured Finance" executives. The Company intends to expand its sales and marketing organization in this segment during 1998.

     Lessor Acquisitions. A material part of the Company's growth strategy includes the acquisition of other lessors. In February 1998 the Company acquired Comstock Leasing Inc., a vendor oriented lessor of primarily information technology, office automation and telecommunication equipment headquartered in Minneapolis, Minnesota with offices in

California. In March, 1998 the Company completed the acquisition of the assets of MONEX Leasing Ltd., a vendor oriented lessor of primarily information technology, office automation, telecommunications and related equipment headquartered in Houston, Texas.

     Underwriting and Operating Systems. The Company has developed established underwriting processes for the management of its Portfolio Finance & Lessor Acquisition activities based on the prior experience of its management. Utilizing criteria previously developed by management, the Company performs a detailed due diligence review of each potential customer prior to approval of a Warehouse Line or Portfolio Finance Program. The due diligence process includes extensive site visits, a review of the potential customer's documentation standards, credit policies, customer base, management team, equipment focus and servicing capabilities. In connection with a Warehouse Line Program, the Company utilizes credit applications and credit scoring systems developed by its management, as well as systems developed by Dun & Bradstreet to underwrite each transaction to be financed or purchased. It utilizes documents for each lease that meet the standards for leases entered into directly by the Company. In connection with Portfolio Finance Programs, the Company re-underwrites the transactions in each portfolio utilizing its credit scoring systems. It structures each Portfolio Finance Program to utilize credit enhancement such as over-collateralization, reserves and limited recourse obligations. The credit policies and procedures and underwriting standards for each of the Company's activities are reviewed by the Credit Policy Committee of the Company's Board of Directors on a periodic basis.

     The Company utilizes the InfoLease system to service each lease financed or acquired in connection with a Warehouse Line or Portfolio Finance Program as well as its Select Growth Leasing Activities. The Company's operations and information systems management has extensive experience in the utilization of InfoLease to manage portfolios purchased from others. It is experienced in the critical process of rapidly and accurately converting portfolios utilizing other systems to the Company's own operations systems.

     INSTRUMENT RENTAL & DISTRIBUTION ACTIVITIES

     General. The Company's Instrument Rental & Distribution activities consist primarily of the rental and distribution of analytical instruments, such as gas and liquid chromatographs, mass spectrometers and atomic absorption systems. Such instruments typically cost between $15,000 and $60,000 and are used by companies serving the environmental, chemical, pharmaceutical and biotechnology industries to measure the chemical composition of a variety of substances.

     Certain segments of the market for analytical instruments have undergone a fundamental change over the past several years in that vendors have increasingly relied upon independent companies, such as the Company, to take responsibility for the distribution and rental of such equipment. This is consistent with a trend toward outsourcing among providers of a variety of products and services and is largely the result of customer demand for analytical instruments which are specifically tailored with certain enhancements to meet their needs and continued customer support. These vendors have increasingly focused on the manufacture of such equipment and allowed independent companies to focus on other functions such as rental, inventory management and distribution. The Company believes that its expertise in all of these areas has allowed it to become the leading independent distribution and rental company in the analytical instrument market.

     The Company is a distributor for most of the significant manufacturers of this type of equipment including Hewlett-Packard, the largest manufacturer in this industry, The Perkin-Elmer Corporation and Varian Associates Inc. The Company believes, based on its own research, that it is the largest independent source of analytical instruments in the U.S. and believes, based on oral confirmation from Hewlett-Packard, that it is the only independent company authorized to rent Hewlett-Packard analytical instruments. In April 1996, the Company entered into a pilot program with Hewlett-Packard to exclusively rent and distribute Hewlett-Packard's line of analytical instrumentation to its environmental laboratory customers. As an outgrowth of its relationship with Hewlett-Packard, the Company, in concert with Hewlett-Packard, has extended its sales and rental programs in Europe to accommodate U.S.-based and new European customers. The Company's position as a distributor of certain types of equipment allows it to purchase such equipment at a discount which varies from manufacturer to manufacturer.

     Sales and Marketing. The Company provides analytical instruments which are customized, calibrated and ready for use and typically delivers equipment from its centralized warehouse within 24 hours of receipt of an order. The Company services over 2,400 analytical instrument customers through its sales force of product specialists and orders directed by its vendors. The Company's customers include environmental testing laboratories, pharmaceutical and chemical manufacturers and biotechnology companies. The Company's five largest Instrument Rental & Distribution customers are Western Digital Corporation, Quanterrra Environmental Services, Inc., Onsite Environmental Laboratories, Inc., Core Labortories, Inc., and Bausch & Lomb Incorporated. The Company's product specialists have immediate access via laptop computers to a proprietary sales management system which provides up-to-the-minute tracking of each item of inventory. The Company's field sales force of eight people is supported by an inside sales group of four people. The inside sales group interacts directly with customers providing same-day quotations by fax and converting quotations to orders as received. In addition, a significant effort is spent developing strong relationships with the Company's major vendors' sales people. During 1995 and 1996, the Company increased its sales force and realigned its sales territory to increase its penetration in the chemical, biotechnology and pharmaceutical industries. The Company will seek opportunities to capitalize on its distribution and rental expertise and its knowledge of the healthcare market by developing similar relationships with vendors of medical equipment and acquiring other established rental and distribution companies.

     The Company offers its Instrument Rental & Distribution customers three types of rental and leasing arrangements: (i) short-term rental arrangements with terms ranging from as short as a few days to one year; (ii) operating leases with terms ranging from 12 to 48 months; and (iii) full-payout lease programs with terms ranging from 36 to 60 months. Customers under rental arrangements and operating leases are also offered incentives to purchase the related analytical instrument either during the term of the lease or at the end of the lease by applying a portion of the rental payments made by the customer to the purchase price of the equipment. The Company believes that its ability to provide a wide range of rental, leasing and purchase options provides it with a competitive advantage over other providers of analytical instruments.

     To further promote awareness of its Instrument Rental & Distribution activities, the Company advertises in trade publications targeted at key customer groups and participates in numerous trade shows worldwide. In addition, specific mailing lists targeting selected market segments are purchased from specialized database providers. Product-specific marketing literature is mailed on a regular basis to target segments of the Company's over 15,000 account mailing list. Direct mail targeted at prospective users of analytical equipment has proven to be a cost-effective way to attract rent, lease and sale customers and to increase awareness and stimulate demand.

     Operations. When the Company sells new analytical instruments, the equipment is subject to a manufacturer's warranty. When the Company sells used analytical instruments, it typically reconditions the equipment and provides a 90-day warranty. When the Company rents such instruments, it exchanges any instruments requiring service with units from its centralized inventory or provides for on-site service from the manufacturer or an independent service organization. The Company maintains its rental inventory and customizes analytical instruments to meet its particular customers' needs through one of the most complete repair and reconditioning facilities in the industry.

     The Company utilizes a combination of proprietary software and third-party software licensed to it by a third-party in its rental and distribution activities. All items in the Company's Instrument Rental & Distribution inventory are separately bar-coded and tracked. Its systems permit users to access information regarding account history, current activity, status of items in its inventory, utilization, pricing, billing and collections on-line. The Company believes that the long term experience of it and its management in utilizing these systems provides it with the ability to rapidly respond to customer inquiries and a high level of control over its rental inventory.

LEASE PORTFOLIO COMPOSITION

     Equipment Type. The following table sets forth the Company's percentage of original cost of equipment under direct finance and operating leases, including leases securitized, which totaled $114.9 million as of December 31, 1997 by equipment type:


                                                                                                            % OF
                                                                                                            ----
EQUIPMENT TYPE                                                   EXAMPLES                                 PORTFOLIO
--------------                                                   --------                                 ---------
Medical                            X-ray machines, infusion pumps and surgical equipment                       27.1%
Information Systems                Personal computers, area networks and workstations                          25.3
Production                         Pharmaceutical manufacturing, labeling and dispensing equipment             12.0
Analytical Instruments             Gas and liquid chromatographs and mass spectrometers                         9.4
Telecommunications                 Microwave transmitters, multiplexing equipment and telephone
                                     systems                                                                    9.4
Furniture and Fixtures             Medical and other office furniture                                           4.6
Laboratory                         Microscopes, incubators and sterilizers                                      6.2
Miscellaneous                      Various equipment accessories and other                                      6.0
                                                                                                              -----
                                             Total                                                            100.0%
                                                                                                              =====

     Customers. The following table sets forth as of December 31, 1997, the percentage of the Company's lease portfolio, including securitized leases, based on original equipment cost by lessee industry:


                                                                            % OF
                            TYPE OF CUSTOMER                              PORTFOLIO
                            ----------------                              ---------
          Healthcare and Healthcare Services                                   41.4%
          Information Technology & Communications                              26.4
          Environmental Laboratories                                            9.7
          Service                                                               6.3
          Equipment Rental                                                      5.7
          Electronic Manufacturing                                              2.5
          Biotechnology                                                         1.4
          Food Processing                                                       1.1
          Other                                                                 5.5
                                                                              -----
                 Total                                                        100.0%
                                                                              =====

     Terms of Equipment Leases. Substantially all equipment leases originated by the Company are net leases with specified non-cancelable terms ranging from three to six years. The terms and conditions of all of the Company's leases are substantially similar. In most cases, the lessees are contractually required to:
(i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard forms of leases provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are automatically incorporated into and deemed a part of the equipment financed.

     Residual Values. Unless the residual value of the leased equipment is sold in connection with the securitization or sale of the lease, the estimated residual equipment value remains on the Company's balance sheet and is recognized as direct financing lease income over the life of the lease using the interest method. Residual equipment values on the Company's balance sheet as of December 31, 1997 totaled approximately $4.7 million. The Company's extensive experience in remarketing equipment and conservative policies toward estimating residual values has resulted in the Company recognizing substantial gains on the remarketing of leased equipment. Since 1981, the Company and the companies previously managed by Messrs. Zimmerman and Palles have remarketed equipment with an original cost of approximately $1.1 billion in equipment following lease expirations and realized over $302 million in residual proceeds, more than 155% of the original estimates.

     Warrants Held in Select Growth Lessees. The Company frequently receives warrants from Select Growth lessees which permit the Company to purchase equity securities of such lessees. As of December 31, 1997, the Company held warrants and other equity securities in 34 companies, 9 of which were publicly traded. During 1997, the Company realized gains from sale of these securities of $430,000. At December 31, 1997, the estimated fair value of these securities was $2,353,000, inclusive of gross unrealized gains of $1,545,000. Potential gains on both residual values and sale of warrants provide additional sources of revenue to offset the possibility of losses which may be incurred on Select Growth lessees.

     Loss Experience. The following table sets forth the amount of deliquencies as a percentage of Gross Contract Balance of leases included in the Company's owned and securitized lease portfolio as of the period indicated and net charge-offs as a percentage of the Company's remaining net investment in direct finance leases as of the end of the period indicated. Additionally, the table sets forth the loss reserves provided for on the Gross Contract Balance as well as holdback reserves on portfolio acquisitions as of the end of the period indicated.

                                                                           YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                            1995                     1996                     1997
                                                   -------------------      -------------------      -------------------
                                                                       (DOLLARS IN THOUSANDS)
Gross Contract Balance                                         $28,762                  $40,377                  $88,657
31 - 60 days past due                                             1.91%                    2.18%                    8.60%
61 - 90 days past due                                             0.55%                    0.20%                    0.67%
Over 90 days past due                                             4.62%                    0.49%                    1.06%
Net investment in direct finance leases
 (before allowance for doubtful accounts)                      $18,248                  $33,057                  $60,458

Net charge-offs                                                $   104                  $   433                  $   171
Net charge-off percentage                                          0.6%                     1.3%                     0.3%

Allowance for doubtful receivables
   included in:
   Net investment in direct finance leases                     $ 1,104                  $ 1,294                  $ 2,173
   Securitization residual interest                                 --                       --                  $   328

Holdback reserves on portfolio acquisitions                         --                       --                  $   603
                                                               -------                  -------                  -------
Total allowance and holdbacks                                  $ 1,104                  $ 1,294                  $ 3,104
                                                               =======                  =======                  =======

     The increase in delinquencies at December 31, 1997 from prior periods is attributable primarily to delinquencies relating to two Select Growth lessees with an aggregate net investment balance of $5,310,000. Both lessees have recently commenced voluntary bankruptcy proceedings. In one case, having a net investment balance of $3,111,000, the Company has entered into an agreement with the related lessee that will permit the Company to repossess and sell the related collateral. Based on independent appraisals of the value of the related equipment (pharmaceutical manufacturing equipment), the Company currently anticipates that no material losses will result with respect to this lease.

     In the second case, having a net investment balance of $2,199,000, the Company has commenced proceedings directed towards repossession and sale of the equipment which consists primarily of analytical instruments. In this case, the Company believes that the fair market value of the equipment may be below its net investment and, upon sale of the related equipment, the Company could incur a loss with respect to this lease. The Company's policy is to charge off the unrecoverable net investment in a Select Growth lease when the amount of any loss becomes reasonably ascertainable. Given the current status of the repossession proceedings with respect to this lease, the Company is unable to reasonably estimate the amount of potential loss at this time. However, the Company believes that its allowance for doubtful accounts is more than adequate to provide for any potential loss on this lease.

     Lease Servicing. The Company's Select Growth Leasing activities and Portfolio Finance & Lessor Acquisition activities utilize the InfoLease lease processing system. This system was licensed to the Company in 1985 on a non-exclusive basis from its developer, Decision Systems, Inc. ("DSI"), thus making the Company DSI's second non-bank licensee. The Company was a Beta site for the development of portions of the InfoLease system. DSI currently employs over 200 people and has over 180 licensees of the InfoLease software. Management believes that InfoLease is the most broadly utilized lease processing software and is thus an industry standard. The Company has continually upgraded the InfoLease system since 1985. The Company and companies previously managed by Messrs. Zimmerman and Palles have successfully utilized InfoLease to process all lease originations as well as the majority of lease portfolios financed by them.

     The Company has successfully utilized InfoLease to service the lease portfolios held by five limited partnerships and eight securitization vehicles sponsored by the Company. The Company believes there are significant opportunities to provide servicing of lease and loan portfolios of emerging growth companies to larger financing sources which do not have expertise in this market. In addition, the Company's management has had extensive experience in the servicing of securitizations of lease portfolios acquired from others. Management believes that its utilization of an "industry standard" system, coupled with its extensive experience in operating and enhancing the InfoLease system provides a competitive advantage in the acquisition of lease portfolios and in the servicing of securitizations.

RENTAL INVENTORY COMPOSITION

     Equipment Type. As of December 31, 1997 and 1996, the Company owned and managed an inventory of analytical instruments having an original cost of $21.7 million and $20.4 million, respectively. The Company's inventory of equipment at December 31, 1997 includes over 3,200 items representing more than 500 model types and has an average age of approximately 21 months.

     The following table sets forth the composition of the Company's rental inventory by equipment type as of December 31, 1997:

                                                                                                                    % OF
                                                                                                                    ----
EQUIPMENT TYPE                                   USE                                    PRICE RANGE               INVENTORY
--------------                                   ---                                    -----------               ---------
Gas Chromatographs          Analysis of evaporated organic compounds             $15,000    -       $ 20,000           45.5%
Mass Spectrometers          Separation and analysis of organic compounds          50,000    -         60,000           14.8
Liquid Chromatographs       Analysis of dissolved organic compounds               15,000    -         50,000           14.4
Atomic Absorption Systems   Analysis of metals                                    25,000    -        125,000            9.3
Portable Test Units         Analysis of organic vapor                              5,000    -         60,000            5.9
Accessories                 Accessories and automatic samplers                     8,000    -         12,000           10.1
                                                                                                                      -----
       Total                                                                                                          100.0%
                                                                                                                      =====

     Customers. The following table sets forth the Company's percentage of 1997 revenues from the rental and sale of analytical instruments by customer industry:

                         TYPE OF CUSTOMER                             % OF REVENUE
                         ----------------                             ------------
                         Environmental                                    43.4%
                         Chemical                                         11.9
                         Manufacturing                                     8.9
                         Pharmaceutical                                    8.3
                         Biotechnology                                     6.8
                         Government                                        3.2
                         Analytical                                        3.1
                         Academic                                          2.5
                         Food Processing                                   1.9
                         Electronic                                        1.9
                         Medical                                           1.2
                         Other                                             6.9
                                                                         -----
                                Total                                    100.0%
                                                                         =====

     Terms of Equipment Rental Agreements. The terms and conditions of all of the Company's rental agreements are substantially similar. Substantially all of the rental agreements have terms ranging from a few days to one year. Unlike the Company's typical lease, the rental agreements require the Company to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; and (iii) pay all taxes associated with the equipment.

     Remarketing. Analytical instruments rented by the Company have relatively long economic lives and have not been subject to rapid obsolescence. The Company generally depreciates its rental inventory over a seven-year period to zero salvage value. The Company has realized gains from the sale of used analytical instruments in each year since the inception of this business.

     CAPITAL RESOURCES AND SECURITIZATIONS

     The Company funds its activities through warehouse, revolving credit and term loan facilities provided by a group of banks under its Senior Credit Facility, as well as recourse and non-recourse loans provided by various financial institutions and a securitization facility. Upon achieving a sufficient portfolio size of lease receivables, the Company sells or finances a portion of such receivables in the public and private markets, largely through securitizations (in which receivables are first sold to a special purpose entity which then sells or pledges the receivables to the financing parties on a limited recourse basis) or other structured financings (in which the receivables are sold or pledged directly to the financing party on a limited recourse basis). In December 1997, the Company entered into a Securitization Facility provided by an affiliate of Fleet Bank N.A. in an initial amount of $60 million and which may be increased to $100 million at the Company's option based on certain conditions. The Securitization Facility provides for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. Under the Securitization Facility, the Company securitized leases with an aggregate principal balance of $16,536,000 on December 30, 1997.

     Since 1987, the Company and companies previously managed by Messrs. Zimmerman and Palles have completed 21 securizations and other structured financings generating over $660 million in proceeds. The Company's financing objective is to maximize the spread between the yield received on its leases and its cost of funds by obtaining favorable terms on its various financing transactions. As a result of the Company's established track record in the specialty finance industry, the Company believes that new terms of its Senior Credit Facility and Securitization Facility are superior to the terms obtained by other companies in its industry of similar size and credit characteristics.

     COMPETITION

     The Company competes in the equipment financing market with a number of national, regional and local finance companies. In addition, the Company's competitors include those equipment manufacturers that finance the sale or lease of their products themselves and other traditional types of financial services companies, such as commercial banks and savings and loan associations, all of which provide financing for the purchase of equipment. The Company's competitors include many larger, more established companies that may have access to capital markets and to other funding sources which may not be available to the Company. Many of the Company's competitors have substantially greater financial, marketing and operational resources and longer operating histories than the Company.

     EMPLOYEES

     As of March 12, 1998, the Company employed 82 people on a full-time basis. Twenty-six personnel were involved in marketing and sales, 52 were in lease and rental processing, servicing and administrative support and four were executive employees. No employees of the Company are represented by a labor union. The Company believes that its relations with its employees are good.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words and phrases "expects", "intends", "believes", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to identify suitable acquisition candidates or to complete acquisitions on acceptable terms and assimilate the operations, services, products, and personnel of acquired companies, the Company's ability to attract, evaluate, finance, acquire and service increasing volumes of leases of suitable yield and credit quality, and the Company's dependence to a significant degree upon the continued contributions of members of its senior management. These and other risks are more fully described in the "Risk Factors" section of the Company's registration statement (333-34729) on Form S-1 filed by the Company with the Securities and Exchange Commission on August 29, 1997, as amended. In light of these risks and uncertainties, there can be no assurance that the performance and results referred to in the forward-looking statements contained herein will in fact occur.

ITEM 2.  PROPERTIES

     The Company's principal executive offices and its Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities are located at 303 East Wacker Drive, Chicago, Illinois 60601 (tel. 312-946-1000) and occupy approximately 26,000 square feet of office space. The lease for the facility, a portion of which is subleased from Newcourt, expires on September 30, 1999. The Company's Instrument Rental & Distribution activities are located in Foster City, California and occupy approximately 23,500 square feet of warehouse, laboratory and office space. This space is leased under a lease which expires on May 31, 2002. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On October 23, 1997, by a Written Consent of the Sole Stockholder of the Company, the stockholder of the Company approved (i) an Amended and Restated Certificate of Incorporation, which differed from the existing Amended and Restated Certificate of Incorporation only in that it allowed stockholder action by unanimous written consent, and (ii) the merger of its parent, The LINC Group, Inc., with and into the Company.

     On October 25, 1997, by a Written Consent of the Sole Stockholder of the Company, the stockholder of the Company approved (i) the removal of A. Luc Pols from the Company's Board of Directors and (ii) the election of Martin E. Zimmerman, Robert E. Laing, Allen P. Palles, Charles J. Aschauer, Stanley Green, Terrence J. Quinn and Curtis Lane to the Company's Board of Directors. No directors had a previous term of office which continued after such date.

     On November 6, 1997, by a unanimous Consent in Lieu of a Special Meeting of the Stockholders of the Company, the stockholders of the Company approved (i) the appointment of KPMG Peat Marwick LLP as the outside independent accountants for the Company for fiscal year 1997, (ii) a form of indemnification agreement for non-employee directors (the form of which is filed as an Exhibit to this Form 10-K), (iii) the 1997 Stock Incentive Plan (the form of which is filed as an Exhibit to this Form 10-K), (iv) the Non-Employee Director Option Plan (the form of which is filed as an Exhibit to this Form 10-K), (v) the Executive Incentive Compensation Plan (the form of which is filed as an Exhibit to this Form 10-K) and (vi) an Amended and Restated Certificate of Incorporation (the form of which is filed as an Exhibit to this Form 10-K).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock commenced trading on November 9, 1997 and is traded on the Nasdaq National Market under the symbol "LNCC". The following table sets forth for the periods indicated the dividends and the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                                              DIVIDENDS
                    1997                               HIGH       LOW           PAID
                    ----                               ----       ---           ----
          Fourth Quarter (Nov. 9 - Dec. 31)           $19.63     $13.88         $  --

     The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors. However, the Company intends to retain any earnings for use in the operation and expansion of its business and therefore does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends, if any, will be made at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and financial condition, as well as general business conditions and other factors. The Senior Credit Facility also contains provisions limiting the Company's ability to pay dividends.


     At March 12, 1998, there were approximately 260 holders of record of the Common Stock.

     During 1997, the Company issued shares of Common Stock upon the exercise of employee and director stock options at prices ranging from $0.56 per share to $2.61 per share in reliance upon exemptions contained in Section 4(2) of the Securities Act and Rule 701 adopted under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and related notes thereto and with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                            1993          1994           1995            1996          1997
                                                          ---------    ----------     ----------    ------------    ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
     Sales of equipment                                     $10,596       $15,836        $13,852        $22,595        $23,131
     Cost of equipment sold                                   8,992        13,312         11,477         18,242         18,549
                                                          ---------    ----------     ----------    -----------     ----------

     Gross profit from sales of equipment                     1,604         2,524          2,375          4,353          4,582
     Rental and operating lease revenue                       7,464         8,531          9,043          7,034          7,492
     Direct finance lease income                                 --           339          1,467          3,055          5,981
     Fee income                                                  --           580          2,378          1,869          1,360
     Gain on sale of lease financing receivables                 --            --             --             --            880
     Gain on remarketing of leased equipment                     --             5             44            450            860
     Gain on equity participation rights                         --            --             --            263            430
     Interest income                                             --                           47            283            877
     Other income                                                --           352            790            507            666
                                                          ---------    ----------     ----------    -----------     ----------
     Total net revenues                                       9,068        12,331         16,144         17,814         23,128
                                                          ---------    ----------     ----------    -----------     ----------
Expenses:
     Selling, general and administrative                      5,257         6,842          7,524          8,008          9,040
     Interest                                                   995         1,138          1,962          2,771          4,511
     Depreciation of equipment                                2,822         3,512          4,054          3,647          4,226
     Provision for credit losses                                 35           247          1,060            749          1,253
                                                          ---------    ----------     ----------    -----------     ----------
     Total expenses                                           9,109        11,739         14,600         15,175         19,030
                                                          ---------    ----------     ----------    -----------     ----------
Net income from continuing operations
     before provision for income taxes and
     minority interest                                          (41)          592          1,544          2,639          4,098
Income tax expense                                                4           257            747          1,084          1,627
                                                          ---------    ----------     ----------    -----------     ----------
Net income from continuing operations
     before minority interest                                   (45)          335            797          1,555          2,471
Minority interest                                                 3            80             34            120             13
                                                          ---------    ----------     ----------    -----------     ----------
Net income (loss) from continuing operations                $   (48)      $   255        $   763        $ 1,435        $ 2,458
                                                          =========    ==========     ==========    ===========     ==========
Net income (loss) from continuing
 operations per common share:
     Basic                                                   $(0.02)        $0.08          $0.25        $  0.48          $0.73
     Diluted                                                  (0.02)         0.08           0.25           0.45           0.72
Shares used in computing net income (loss)
     per common share:
     Basic                                                    3,014         3,104          3,006          2,991          3,372
     Diluted                                                  3,023         3,113          3,103          3,162          3,397
Dividends declared per common share                              --            --             --        $  0.26             --

                                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                            1993         1994           1995           1996            1997
                                                          ---------    ----------     ----------    ------------    -----------
                                                                                    (IN THOUSANDS)
OPERATING DATA:
Leasing:
     Lease originations                                    $ 9,548       $21,642        $20,479       $24,073         $79,240
     Backlog of unfunded leases (1)                          5,153         8,351          8,609         5,864          31,170
     Net investment in direct finance leases (1)                --         8,296         17,144        31,763          58,285
     Net charge-off percentage (2)                              --           0.1%           0.6%          1.3%            0.3%
Rental and Distribution:
     Net margin on sales of equipment                         15.1%         15.9%          17.1%         19.3%           19.8%
     Equipment held for rental and operating
       leases, net (1)                                     $13,840       $15,780        $18,500       $15,048         $22,007

                                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
                                                            1993         1994           1995           1996            1997
                                                          ---------    ----------     ----------    ------------    -----------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Net investment in direct finance leases                 $     --        $  8,296        $ 17,144       $ 31,763        $ 58,285
Equipment held for rental and operating
   leases, net                                            13,840          15,780          18,500         15,048          22,007
Securitization residual interest                              --              --              --             --           3,017
Total assets                                              31,640          41,386          58,604         67,200         108,977
Senior credit facility and other senior
   notes payable                                          10,917          19,400          31,914         29,605          38,117
Recourse debt                                                 --              --             882          3,361           2,955
Nonrecourse debt                                              --              --           4,997          8,276          17,951
Subordinated debentures                                    4,599           4,767           4,953          5,127           5,386
Total liabilities                                         17,737          30,097          46,411         53,258          72,273
Stockholders' equity                                    $ 13,903         $11,289         $12,193        $13,942         $36,704

___________
(1)  At period end.
(2) As a percentage of net investment in direct finance leases before allowance for doubtful accounts.

The following table sets forth pro forma information:

                                                                              YEARS ENDED DECEMBER
                                                                                      31,
                                                                         ------------------------------
                                                                              1996             1997
                                                                         -------------    -------------
Net income from continuing operations before                                   $ 2,639          $ 4,098
   provision for income taxes
Pro forma adjustments:
   Interest reduction (a)                                                        1,916            1,931
   Increase in compensation (b)                                                   (377)              --
   Goodwill amortization (c)                                                       (29)             (29)
                                                                         -------------    -------------
Pro forma net income from continuing                                             4,149            6,000
operations before provision for income taxes
Pro forma tax provision                                                         (1,699)          (2,346)
                                                                         -------------    -------------
Pro forma net income from continuing operations                                $ 2,450          $ 3,654
                                                                         =============    =============
Pro forma net income from continuing operations per
diluted common share                                                             $0.46          $  0.70
                                                                         =============    =============
Pro forma shares used in computing net income per
diluted common share                                                             5,370            5,184
                                                                         =============    =============

     ___________
     (a) The reduction in interest expense is attributable to the repayment of approximately $24.5 million under the Senior Credit Facility resulting from the application of the net proceeds of the initial public offering and the exercise of the Underwriters over-allotments ($27.2 million) and of repayment of the loan due from an affiliate ($3.4 million), net of borrowing incurred to redeem the preferred stock of a subsidiary ($4.9 million) and to purchase certain executives' minority interests in a subsidiary of the Company ($0.8 million). The interest expense reduction is calculated as the net reduction in borrowing multiplied by the Company's weighted average interest rate under the Senior Credit Facility for the applicable period.
     (b) Changes in compensation are attributable to the employment of Messrs. Zimmerman and Palles for the entire year of 1996 at the compensation levels provided for in the agreements entered into between those executives and the Company in connection with the Company's initial public offering.
     (c) The goodwill amortization is attributable to goodwill created as a result of the Company's purchase of certain executives' minority interests in a subsidiary of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this section, which relates only to the Company's continuing operations, should be read in conjunction with the Consolidated Financial Statements and notes thereto.

     INTRODUCTION

     The Company engages in several types of financial transactions, each of which is reflected in a different manner in the Company's financial statements. In its Select Growth Leasing activities, substantially all of the leases are direct finance leases and the Company currently funds these leases primarily with recourse and non-recourse debt. The leases in the Portfolio Finance & Lessor Acquisition activities, which the Company re-entered in September 1997 upon the expiration of the Non-Compete Agreement are also substantially direct finance leases and are funded through the Company's warehouse and securitization facility. In its Instrument Rental & Distribution activities, the Company rents and sells new and used instruments and funds such activities primarily through its revolving credit facility. The following briefly describes some of the principal accounting practices applicable to the Company's business.

     Direct Finance Leases. Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is accounted for as a direct finance lease if the collectibility of lease payments is reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the lessee by the end of the lease term;
(ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease. The present value of the future lease payments and the present value of the residual value are recorded as the initial investment in such leases. This initial investment generally represents the cost of leased equipment. Unearned lease income is equal to the difference between (i) the future lease payments and residual value and (ii) their corresponding present values. Unearned lease income is amortized and recorded as revenue over the term of the lease by applying a constant periodic rate of return to the declining net investment. Initial direct costs incurred in originating leases, such as salaries for marketing personnel and commissions, are capitalized as part of the net investment in direct finance leases and amortized over the lease term. The Company records direct finance lease receivables as "Net investment in direct finance leases." At the end of the lease, a remarketing gain or loss is recorded to the extent the proceeds of sale of the equipment exceed or are less than the originally estimated residual value. When the Company leases analytical instruments under direct finance leases, such leases are accounted for in the same way except that the Company records the sales value of the instruments as revenue and the carrying value as cost of equipment sold, thus recognizing its distribution margin. The Company's direct finance lease income has increased substantially over the last three years due to increased marketing and selling activities and the expiration of the Non-Compete Agreement in September 1997.

     Rentals and Operating Leases. All rental and lease contracts which do not meet the criteria of direct finance leases are accounted for as operating leases. Rental arrangements are for fewer than 12 months and operating leases have longer terms. Monthly rental and lease payments are recorded as "Rental and operating lease revenue." Rental and leased equipment is recorded at the Company's cost as "Equipment held for rental and operating leases" and depreciated on a straight-line basis. The Company depreciates analytical instruments over a seven-year life, assuming no salvage or residual value at the end of such period. The Company has realized gains from the sale of used analytical instruments in each year since the inception of its Instrument Rental & Distribution activities. Rental and operating lease revenue has decreased in the recent past due to the consolidation of the environmental testing industry and the tendency of larger environmental testing companies to purchase, rather than rent, analytical instruments. This trend, in addition to the Company's increased market penetration of pharmaceutical and biotechnology industries, which customers also typically purchase analytical instruments, have resulted in a significant increase in sales of equipment since 1995.

     Equity Participation Rights. The Company frequently receives warrants or other equity participation rights from Select Growth Leasing clients in connection with its leases to them. Such warrants or rights entitle the Company to purchase common stock or other equity securities of the client at a price generally based on the most recent price paid by the client's private equity investors. The Company typically obtains the right to have such shares included in registered public offerings of the client's stock. At the time of receipt, the warrant or other equity participation right is recorded as an investment. The Company does not recognize gain or loss on such securities until they are sold. The Company periodically evaluates its portfolio of equity participation rights and expects to sell its equity participation rights as its portfolio companies mature based on its evaluation of the market trends for the related clients' equity securities. As of December 31, 1997, the Company held equity participation rights in 34 companies, 9 of which were publicly traded.

     Realization of Residual Values. Residual values are estimated at the inception of a lease and reviewed periodically over the term of the lease. Estimated residual values of leased equipment may be adjusted downward, but not increased. Decreases in estimated residual values are made as the change in residual value becomes apparent and are reflected by increased depreciation expense for operating leases or by decreased earned lease income for direct finance leases. When equipment is sold, the net proceeds realized in excess of the estimated residual value are recorded as a "Gain on remarketing of leased equipment," or the amount by which the estimated residual value exceeds the net proceeds is recorded as a loss. To date, the Company has not had a net loss from the realization of residual values for any quarterly period.

     Servicing Fees. The Company has engaged in the business of servicing lease portfolios originated by third parties since 1992, but due to the Non-Compete Agreement which expired in September 1997, has not entered into a new agreement to service leases for third parties since

December 1994. The Company intends to reinitiate its lease portfolio servicing activities in 1998. In addition, the Company will realize servicing revenue from the securitization completed in December 1997 as well as securitizations that it expects to complete in the future. Revenues from these activities are classified as "Fee income."

     Securitizations of Lease Portfolios. In a securitization transaction, the Company sells a pool of leases to a special purpose entity which then sells or pledges the leases to the financing party in connection with a loan or the issuance of securities. These securities may be of a single class or of multiple classes of senior and subordinated securities. The Company generally retains the right to receive any excess cash flows of the special purpose entity. Upon the sale of leases in securitizations, the Company recognizes gain equal to the excess of the net proceeds from the sale of the securities, after deducting issuance expenses, over the cost basis of such leases. The Company securitized a portfolio of leases in December 1997 and intends to securitize the leases it acquires or originates on an ongoing basis.

     Provision for Credit Losses. Each of the Company's activities involves risk of credit loss. Management evaluates the collectibility of the Company's leases based on the creditworthiness of the related lessee, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides an allowance for credit losses at the time that the lease commences and periodically evaluates the related reserve for credit losses, based on then current delinquency experience and the financial status of its lessees. As of December 31, 1997, the Company had loss reserves on direct finance leases $2,173,000 or 3.6% of its net investment in direct finance leases. Additionally, at December 31, 1997, the Company had loss reserves on accounts receivable and securitization residual interest of $51,000 and $328,000, respectively.

     Net Operating Losses. As of December 31, 1997, the Company had net operating loss carry-forwards available to reduce future taxable income of $14.7 million.

     Distribution to Certain Shareholders. The Company distributed the stock of its wholly- owned subsidiary, LFC Capital, Inc., to certain of its shareholders. No gain or loss was recorded on the distribution as the fair market value of the net assets of LFC Capital, Inc. at such date was approximately equal to their net book value.

     RESULTS OF OPERATIONS

     1997 Compared to 1996

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased from $1.6 million to $2.6 million primarily as a result of a substantially higher level of finance lease receivables outstanding and the completion of a securitization in 1997, offset somewhat by a higher level of average borrowings and an increase in selling, general and administrative expense. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities increased from $1.0 million to $1.5 million. While net revenues in this segment declined by $0.2 million, this decline was offset by a decline in expenses.

     Sales of equipment increased from $22.6 million to $23.1 million, while rental and operating lease revenue increased from $7.0 million to $7.5 million. The increase in sales of equipment is primarily a result of the increase in market penetration in the pharmaceutical and biotechnology industries which offset the consolidation in the environmental testing industry. The increase in operating lease revenue is primarily a result of the Company re-entering the portfolio finance and lease acquisition business upon the expiration of the Non-Compete Agreement in September 1997.

     Cost of equipment sold increased from $18.2 million to $18.5 million. Net margin on sales of analytical instruments was 19.3% in the 1996 period and 19.8% in the 1997 period.

     Direct finance lease income increased from $3.1 million to $6.0 million as a result of a substantially higher level of finance lease receivables outstanding. Net investment in direct finance leases increased from $31.8 million to $58.3 million due to increased marketing and selling activities. New lease origination's increased 229% and backlog of unfunded lease commitments increased 532% from period to period.

     As a consequence of the continuing decline in the number of leases serviced by the Company for unrelated parties due to the Non-Compete Agreement, which expired in September 1997, fee income declined from $1.9 million to $1.4 million.

     During 1997, the Company completed a securitization realizing a gain on sale of lease financing receivables of $0.9 million. No securitization occurred in 1996.

     Gains from remarketing of leased equipment increased from $0.5 million to $0.9 million. The increase in gains from 1996 resulted from increased lease maturities in 1997.

     The Company sold certain of its equity participation rights realizing a gain of $0.3 million and $0.4 million in 1996 and 1997, respectively.

     Interest income increased from $0.3 million to $0.9 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Other income, which consists primarily of interim rents received and fees earned in connection with Select Growth Leasing commitments, increased from $0.5 million to $0.7 million primarily due to the increase in the volume of Select Growth leases originated by the Company in 1997.

     Selling, general and administrative expenses increased from $8.0 million to $9.0 million. This increase is primarily attributable to increases in operations, marketing and sales personnel associated with the Company's Select Growth Leasing activities and the re-initiation of Portfolio

Finance & Lessor Acquisition activities, as well as increases in information systems expenditures, partially offset by a decrease in expenses of the Instrument Rental & Distribution activities.

     Interest expense increased from $2.8 million to $4.5 million due primarily to an increase in average borrowings. The increase in average borrowings resulted from increased direct finance lease originations in its Select Growth Leasing activities as well as its Portfolio Finance & Lessor Acquisition activities after the expiration of the Non-Compete Agreement in September 1997. Average borrowings for 1997 benefited somewhat from the utilization of the proceeds from the offering in November 1997 to reduce borrowings under the Senior Credit Facility.

     Depreciation of equipment increased from $3.6 million to $4.2 million as a result of the increase in equipment under rental agreements related to Instrument Rental & Distribution activities and an increase in operating leases as the result of Portfolio Finance & Lessor Acquisition activities.

     The provision for credit losses increased from $0.7 million to $1.3 million due to the volume of new leases originated. However, such provisions declined from 2.3% to 2.1% of direct finance lease receivables at the end of the respective periods, as a result of the lower loss provisions related to the Company's Portfolio Finance & Lessor Acquisition activities and the continued increase in the Company's outstanding direct finance lease portfolio described above.

     The Company's effective tax rate decreased from 41.1% to 39.7% resulting from a reduction in the applicable state income tax rates in 1997 and the corresponding reduction in deferred taxes for prior periods.

     1996 Compared to 1995

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased from $1.0 million to $1.6 million primarily as a result of a substantially higher level of finance lease receivables outstanding. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities, increased from $0.5 million to $1.0 million. While net revenue in this segment declined by $0.1 million expenses, primarily depreciation and amortization expense declined by $0.6 million.

     Sales of equipment increased from $13.9 million to $22.6 million, while rental and operating lease revenue declined from $9.0 to $7.0 million. These changes were a result of the increase in market penetration in the pharmaceutical and biotechnology industries which offset the consolidation in the environmental testing industry.

     Cost of equipment sold increased from $11.5 million to $18.2 million. Net margin on sales of analytical instruments increased from 17.1% to 19.3% primarily due to a favorable change in product mix from the prior period.

     Direct finance lease income increased from $1.5 million to $3.1 million which resulted from a substantially higher level of finance lease receivable outstanding. Net investment in direct finance leases increased from $17.1 million to $31.8 million due to increased marketing and selling activities.

     As a consequence of the decline in the number of leases serviced by the Company for unrelated parties due to the Non-Competence Agreement, which expired in September 1997, fee income declined from $2.4 million to $1.9 million.

     Gains from remarketing of leased equipment increased from $44,000 to $0.5 million as a consequence of increased lease maturities in 1996.

     Gain on equity participation rights for 1996 was $0.3 million. No gains were realized in 1995. The change is a reflection of the growing maturity of the Company's Select Growth Leasing portfolio.

     Interest income increased from $47,000 to $0.3 million due to an increase in interest-bearing notes receivable held by the Company.

     Other income decreased from $0.8 million to $0.5 million primarily due to a decrease in interim rents received from the Select Growth Leasing activities.

     Selling, general and administrative expenses increased from $7.5 million to $8.0 million due primarily to increases in operations, marketing and sales personnel associated with the Company's Select Growth Leasing and Instrument Rental & Distribution activities.

     Interest expense increased from $2.0 million to $2.8 million due primarily to increase direct finance lease origination's and the resulting increase in average borrowings.

     Depreciation of equipment declined from $4.1 million to $3.6 million primarily due to a decrease of $3.5 million in inventory held for rental.

     The provision for credit losses declined from $1.1 million to $0.7 million primarily due to a decline in anticipated lease charge-offs.

     The Company's effective tax rate decreased from 48.4% to 41.1% due to a decrease in nondeductible expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company has funded its operations primarily through cash flow from operations, borrowings under the Senior Credit Facility, non-recourse and recourse loans and the sale of equity. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases originated and portfolio of rental equipment as well as fund its Portfolio Finance & Lessor Acquisition activities. The Company believes that cash flow from its operations, the net proceeds of the offering, the net proceeds from securitization transactions and other borrowings and amounts available under its Senior Credit Facility will be sufficient to fund the Company's operations for the foreseeable future.

     Cash Flow

     Cash flows from operating and financing activities provided by continuing operations are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of residual values, the financing of new lease origination's and rental inventory, and in 1997, the securitization. Cash flows from such activities for 1995, 1996 and 1997 were $24.7 million, $27.6 million and $46.4 million, respectively. The period to period increase results primarily from the growth in the Company's Select Growth Leasing direct finance leases activities and the securitization completed in 1997.

     Credit Facilities

     The Company utilizes secured warehouse, revolving credit and term loan facilities provided to it under the Senior Credit Facility by a group of banks, including Fleet Bank N.A. as an agent to fund the acquisition and origination of leases and the purchase of analytical instruments. As of December 31, 1997, the Company had a maximum of $100 million available for borrowing under the Senior Credit Facility, of which the company had borrowed $35.9 million. Borrowings under the current Senior Credit Facility are secured by a lien on substantially all of the assets of the Company and bear interest at LIBOR plus 1.25% to 1.75% or the prime rate plus up to 0.25%, depending on certain leverage tests, and matures on October 31, 1998. As of December 31, 1997 the weighted average interest rate on borrowings under the Senior Credit Facility was approximately 7.32%.

     Recourse and Non-Recourse Debt

     Since 1995, the Company has permanently financed a substantial portion of the direct finance leases originated in its Select Growth Leasing and Instrumental Rental & Distribution activities using secured recourse and non-recourse loans provided by financial institutions. The interest rate on these loans range from 6.97% to 9.07% and they mature on various dates from June 1999 to August 2002.

     Securitization Facility

     In December 1997, the Company entered into a Securitization Facility provided by an affiliate of Fleet Bank N.A. in an initial amount of $60 million and which may be increased to $100 million at the Company's option based on certain conditions. The Securitization Facility provides for an interest rate which is 0.55% in excess of 30 days LIBOR and may be converted into an amortizing term facility at any time. The securitization facility provides for transfer of eligible leases to a special purpose subsidiary not less frequently than monthly. The terms of the facility permits the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities. Under the Securitization Facility, the Company entered into an interest rate cap and interest rate swap agreement to manage interest rate risk. See note 6 to the Consolidated Financial Statements for information regarding these agreements.

     Recent Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," will affect the disclosure requirements for the Company's 1998 financial statements. The Company does not believe the pronouncements will have a material impact on the Company's financial statements.

     Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause system failures. The Company believes that its systems are year 2000 compliant. Accordingly, the Company does not expect the year 2000 issue to have a material adverse effect on its financial position or results of operations. However, there can be no assurance of unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers, key employees and directors of the Company and their ages as of December 31, 1997 are as follows:

         NAME                 AGE                              POSITION
         ----                 ---                              --------
Martin E. Zimmerman            59       Chairman of the Board and Chief Executive Officer
Robert E. Laing                52       President, Chief Operating Officer and Director
Allen P. Palles                56       Executive Vice President, Chief Financial Officer and Director
Gerard M. Farren               56       Senior Vice President--Instrument Rental and Distribution
William J. Erbes               47       Senior Vice President--Business Development
M. Eileen O'Brien              35       Vice President and Treasurer
Charles J. Aschauer (1)        69       Director
Stanley Green (1)(2)           58       Director
Curtis S. Lane (1)(2)          40       Director
Terrence J. Quinn              46       Director

______________
(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Martin E. Zimmerman serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Zimmerman founded the Company in 1975 and has served as Chairman of the Board and Chief Executive Officer since the formation of the Company. From October 1994 until October 1996, he also served as President and Chief Executive Officer of LINC Anthem and, after the sale of LINC Anthem to Newcourt, its subsidiary Newcourt LINC Financial Inc. ("Newcourt LINC"). Before founding the Company, Mr. Zimmerman founded and served for seven years as President of Telco Marketing Services, Inc., a leader in the hospital equipment leasing field and the first independent dealer in used medical equipment.

     Robert E. Laing serves as President and Director of the Company. Mr. Laing joined the Company in 1991 when it acquired his analytical instruments rental and distribution business and has served as President, Chief Operating Officer and Director of the Company since 1994. Prior to founding such business in 1989, he was employed for 17 years by U.S. Leasing in various capacities, including Executive Vice President and Group Executive, Retail Group, President of U.S. Instrument Rental, Chief Executive Officer of U.S. Portfolio Leasing and Chief Operating Officer of U.S. Fleet Leasing. Previously, he held marketing positions with Data Action Corporation and IBM Corporation.

     Allen P. Palles serves as Executive Vice President, Chief Financial Officer and Director of the Company. Mr. Palles joined the Company in 1983 and has served as Chief Financial Officer and a Director of the Company since 1984. From October 1994 until December 1996, he also served as Chief Financial Officer of LINC Anthem and Newcourt LINC. Before joining the Company, he was Treasurer of The Marmon Group, Inc. and held various senior financial and tax positions at Pullman, Inc. Mr. Palles is a certified public accountant and attorney and specializes in lease securitization.

     Gerard M. Farren serves as Senior Vice President--Instrument Rental and Distribution of the Company. Dr. Farren joined the Company in 1991 when the Company acquired its analytical instrument rental and distribution business and has served in his current position since that time. Previously, he was Senior Vice President and General Manager of U.S. Analytical Instruments, Inc., a division of U.S. Leasing, and worked with The Perkin-Elmer Corporation in product development and sales management. Dr. Farren earned a Ph.D. in physical chemistry from Ireland's Northern University.

     William J. Erbes serves as Senior Vice President--Business Development of the Company. Mr. Erbes joined the Company in 1993 and has served in his current position since 1995. Before joining the Company, he was President of Narco Medical Services, Inc. and Senior Vice President of Medirec Inc., a leading medical equipment rental company.

     M. Eileen O'Brien serves as Vice President and Treasurer of the Company. Ms. O'Brien has served in her current position since 1997, and since joining the Company in 1988, has also served as Director of Financial Planning, Manager of Budget and Portfolio Analysis, Vice President of Human Resources and Financial Analyst.

     Charles J. Aschauer, a Director of the Company since 1989, acts as a corporate director and business consultant. He was employed by Abbott Laboratories, Inc. from 1971 until his retirement in 1989, and served as Executive Vice President and Director of that company. Previously, he held senior positions with Whittaker Corporation, Maremont Corporation and Mead Johnson and Company after serving as a Principal with McKinsey & Company. He is also a Director of Boston Scientific Corporation and Trustmark Insurance Company.

     Curtis S. Lane was a Director of the Company from 1989 to August 1997 and once again became a Director of the Company in October 1997. Mr. Lane is a Senior Managing Director of Bear, Stearns & Co. Inc. and head of its healthcare investment banking group. He has served in various investment banking capacities with Bear Stearns since 1985 and also serves on the board of directors of Bear, Stearns & Co. Inc.

     Stanley Green, a Director of the Company since 1996, was Senior Vice-President of PacifiCorp Capital Corporation from 1987 until his retirement in 1992. Mr. Green served as President of Thomas Nationwide Computer Corporation, a company he founded, until 1987 when it was sold to PacifiCorp Capital Corporation. He is also an officer and Director of BioSterile Technologies, Inc. and Thomas Computer Corporation and has been employed by M.A. Berman and Co. since 1986.

     Terrence J. Quinn, a Director of the Company since 1991, is President and Chief Executive Officer of Quinn Capital Services, Inc., a financial advisory firm and President of LFC Capital, Inc., a company controlled by Martin E. Zimmerman, Chairman and Chief Executive Officer of the Company. From March 1991 until December 1993, he was President of the Company. Previously, he was President of Medirec Inc., Matrix Leasing International Inc. and Churchill Capital Partners L.P.

     Other information required by Item 10 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than 120 days subsequent to the Company's fiscal year end, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

ITEMS 11, 12 AND 13.     EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN
                         RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 11, Item 12 and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than 120 days subsequent to the Company's fiscal year end, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  (1) FINANCIAL STATEMENTS

     See Index to Financial Statements at page F-1.

          (2) FINANCIAL STATEMENT SCHEDULES

     Schedule II Valuation and Qualifying Accounts is at page S-2. All schedules, other than those included herein, are omitted because they are not applicable or the required information is shown in the financial statements or notes.

          (3) EXHIBITS

EXHIBIT
NUMBER                                  DOCUMENT DESCRIPTION
------                                  --------------------
 3.1              Form of Restated Certificate of Incorporation of the Company (incorporated by reference to
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-34729)
                  ("Registration Statement 333-34729")

 3.2              Form of Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 on
                  Registration Statement 333-34729)

 4.1              Form of certificate representing shares of Common Stock, $0.001 par value per share
                  (incorporated by reference to Exhibit 4.1 on Registration Statement 333-34729)

10.1(a)           Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to
                  Exhibit 10.1(a) on Registration Statement 333-34729)

10.1(b)           Amendment No. 1 to Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1(b) on Registration Statement 333-34729)

10.2              Agreement between the Company and LINC Finance Corporation ("LFC") regarding distribution of
                  LFC shares and related matters (incorporated by reference to Exhibit 10.2 on Registration
                  Statement 333-34729)

10.3              Employment Agreement for Mr. Zimmerman (incorporated by reference to Exhibit 10.3 on
                  Registration Statement 333-34729)

10.4              Form of Employment Agreements for Messrs. Palles, Laing, Erbes and Dr. Farren (incorporated by reference to Exhibit 10.4 on Registration Statement 333-34729)

10.5              Non-Employee Director Option Plan (incorporated by reference to Exhibit 10.5 on Registration
                  Statement 333-34729)

10.6              Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 on
                  Registration Statement 333-34729)

10.7              1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 on Registration Statement
                  333-34729)

10.8              1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 on Registration
                  Statement 333-34729)

10.9              Consulting Agreement for Mr. Quinn (incorporated by reference to Exhibit 10.9 on
                  Registration Statement 333-34729)

10.10             Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to
                  Exhibit 10.10 on Registration Statement 333-34729)

21.1              Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Registration
                  Statement 333-34729)

27.1              Financial Data Schedule

27.2              Restated Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                      LINC CAPITAL, INC. AND SUBSIDIARIES
                                   INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Independent Auditors' Report...........................................................   F-2


Consolidated Balance Sheets, December 31, 1996 and 1997................................   F-3


Consolidated Statements of Operations, years ended December 31, 1995, 1996,
  and 1997.............................................................................   F-4


Consolidated Statements of Stockholders' Equity, years ended December 31, 1995,
  1996, and 1997.......................................................................   F-5


Consolidated Statements of Cash Flows, years ended December 31, 1995, 1996,
  and 1997.............................................................................   F-6


Notes to Consolidated Financial Statements.............................................   F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LINC Capital, Inc.:

  We have audited the accompanying consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LINC Capital, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                             /s/ KPMG Peat Marwick LLP

Chicago, Illinois
February 25, 1998

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                          ---------------------------------
                                ASSETS                                                        1996                 1997
                                ------                                                    ------------         ------------
Net investment in direct finance leases...............................................       $31,763               58,285
Equipment held for rental and operating leases, net...................................        15,048               22,007
Notes receivable......................................................................         2,791                8,979
Accounts receivable...................................................................         5,444                6,741
Securitization residual interest......................................................            --                3,017
Other assets..........................................................................         3,523                8,052
Goodwill..............................................................................           851                1,896
Net assets of discontinued operations.................................................         6,470                   --
Deferred income taxes.................................................................         1,310                   --
                                                                                          ----------           ----------
          Total assets................................................................       $67,200              108,977
                                                                                          ==========           ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Senior credit facility and other senior notes payable.................................        29,605               38,117
Recourse debt.........................................................................         3,361                2,955
Nonrecourse debt......................................................................         8,276               17,951
Accounts payable......................................................................         4,355                3,834
Accrued expenses and customer deposits................................................         2,534                3,794
Subordinated debentures...............................................................         5,127                5,386
Deferred income taxes.................................................................            --                  236
                                                                                          ----------           ----------
          Total liabilities...........................................................        53,258               72,273
                                                                                          ==========           ==========
   Stockholders' equity:
      Preferred stock, $0.01 par value, 1,000,000 shares authorized; none
        outstanding                                                                               --                   --
      Common stock, $0.001 par value, 15,000,000 shares authorized;
        3,012,757 and 5,199,591 shares issued;
        2,950,758 and 5,133,688 shares outstanding....................................             3                    5
      Additional paid-in capital......................................................           978               28,840
      Deferred compensation from issuance of options..................................            --                 (171)
      Stock note receivable...........................................................            --                 (511)
      Treasury stock, at cost; 61,999 and 65,903 shares...............................          (270)                (287)
      Unrealized gain on securities...................................................           348                  926
      Retained earnings...............................................................        12,883                7,902
                                                                                          ----------           ----------
             Total stockholders' equity...............................................        13,942               36,704
                                                                                          ----------           ----------
             Total liabilities and stockholders' equity...............................       $67,200              108,977
                                                                                          ==========           ==========

         See accompanying notes to consolidated financial statements.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------------------------

                                                                            1995                   1996                   1997
                                                                       ---------------        ---------------        ---------------
Net revenues:
  Sales of equipment..................................................        $13,852                 22,595                 23,131
  Cost of equipment sold..............................................         11,477                 18,242                 18,549
                                                                           ----------             ----------             ----------
  Gross profit from sales of equipment................................          2,375                  4,353                  4,582
  Rental and operating lease revenue..................................          9,043                  7,034                  7,492
  Direct finance lease income.........................................          1,467                  3,055                  5,981
  Fee income..........................................................          2,378                  1,869                  1,360
  Gain on sale of lease financing receivables.........................             --                     --                    880
  Gain on remarketing of leased equipment.............................             44                    450                    860
  Gain on equity participation rights.................................             --                    263                    430
  Interest income.....................................................             47                    283                    877
  Other income........................................................            790                    507                    666
                                                                           ----------             ----------             ----------
     Total net revenues...............................................         16,144                 17,814                 23,128
                                                                           ----------             ----------             ----------

Expenses:
  Selling, general and administrative.................................          7,524                  8,008                  9,040
  Interest............................................................          1,962                  2,771                  4,511
  Depreciation of equipment under rental agreements and
    operating leases..................................................          4,054                  3,647                  4,226
  Provision for credit losses.........................................          1,060                    749                  1,253
                                                                           ----------             ----------             ----------
     Total expenses...................................................         14,600                 15,175                 19,030
                                                                           ----------             ----------             ----------
Income from continuing operations before income taxes and
 minority interest....................................................          1,544                  2,639                  4,098

Income tax expense....................................................            747                  1,084                  1,627
                                                                           ----------             ----------             ----------
Income from continuing operations before minority interest............            797                  1,555                  2,471
Minority interest.....................................................            (34)                  (120)                   (13)
                                                                           ----------             ----------             ----------
Net income from continuing operations.................................            763                  1,435                  2,458

Discontinued operations:

  Income (loss) from discontinued operations, net of
    income tax (benefit) for the years ended 1995, 1996
    and 1997 of $113,  ($479), and ($258), respectively...............            169                   (706)                  (402)

  Net gain from disposal of discontinued operations, net
    of income taxes for the year ended 1996 of $1,009.................             --                  1,513                     --
                                                                           ----------             ----------              ---------
Net income............................................................        $   932                  2,242                  2,056
                                                                           ==========             ==========              =========
Per common share:
 Net income from continuing operations
  Basic...............................................................           $.25                    .48                    .73
  Diluted.............................................................           $.25                    .45                    .72
 Net income
  Basic...............................................................           $.31                    .75                    .61
  Diluted.............................................................           $.30                    .71                    .61

          See accompanying notes to consolidated financial statements.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   ADDITIONAL                    STOCK       TREASURY STOCK,   UNREALIZED
                                   COMMON STOCK     PAID-IN      DEFERRED        NOTE            AT COST        GAIN ON    RETAINED
                                 ----------------                                           ----------------
                                 SHARES    AMOUNT   CAPITAL    COMPENSATION   RECEIVABLE    SHARES    AMOUNT   SECURITIES  EARNINGS
                                 ------    ------   -------    ------------   ----------    ------    ------   ----------  --------
Balance at December
 31, 1994...................    3,006,299      $3   $ 1,006       $  --         ($199)         --     $  --       $ --     $10,479

Net income..................           --      --        --          --            --          --        --         --         932

Purchase and sale of stock,
  net.......................        6,458      --       (28)         --            --          --        --         --          --

Balance at December 31,
  1995......................    3,012,757       3       978          --          (199)         --        --         --      11,411

Net income..................           --      --        --          --            --          --        --         --       2,242

Purchase and sale of stock,
  net.......................           --      --        --          --            --      61,999      (270)        --          --

Common stock dividends,
  .26 per share.............           --      --        --          --            --          --        --         --        (770)

Unrealized gains on
  securities................           --      --        --          --            --         --         --        348          --

Payment on note.............           --      --        --          --           199         --         --         --          --

Balance at December 31,
  1996......................    3,012,757       3       978          --            --     61,999       (270)       348      12,883

Net income..................           --      --        --          --            --         --         --         --       2,056

Purchase and sale of stock,
  net.......................    2,669,626       2    27,672          --          (511)     3,904        (17)        --          --

Unrealized gain on
  securities................           --      --        --          --            --         --         --        578          --

Distribution of LFC
  Capital, Inc..............     (482,792)     --       (81)         --            --         --         --         --      (7,037)

Income tax benefit from stock
  options exercised.........           --      --        50          --            --         --         --         --          --

Deferred compensation
 from issuance of stock
  options...................           --      --       221        (171)           --         --         --         --          --
Balance at December 31, 1997    5,199,591      $5   $28,840       $(171)       $ (511)    65,903      $(287)      $926     $ 7,902
                                =========      ==   =======       ======       =======    ======      ======      ====     =======

                                          TOTAL
                                          -----
Balance at December
 31, 1994...................            $11,289

Net income..................                932

Purchase and sale of stock,
  net.......................                (28)

Balance at December 31,
  1995......................             12,193

Net income..................              2,242

Purchase and sale of stock,
  net.......................               (270)

Common stock dividends,
  .26 per share.............               (770)

Unrealized gains on
  securities................                348

Payment on note.............                199

Balance at December 31,
  1996......................             13,942

Net income..................              2,056

Purchase and sale of stock,
  net.......................             27,146

Unrealized gain on
  securities................                578

Distribution of LFC
  Capital, Inc..............             (7,118)

Income tax benefit from stock
  options exercised.........                 50

Deferred compensation
 from issuance of stock
  options...................                 50
Balance at December 31, 1997            $36,704
                                        =======

         See accompanying notes to consolidated financial statements.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------------
                                                                         1995                1996                1997
                                                                   ----------------     -------------      ----------------
Cash flows from operating activities:
 Net income                                                             $    932                2,242                2,056
  Adjustments to reconcile net income to net
    cash provided by continuing operations:
     Net (income) loss from discontinued
       operations.........................................                  (169)                (807)                 402
     Depreciation and amortization........................                 4,108                3,739                4,665
     Direct finance lease income..........................                (1,467)              (3,055)              (5,981)
     Payments on direct finance leases....................                 9,527               17,682               27,148
     Deferred income taxes................................                   647                  763                1,194
     Provision for credit losses..........................                 1,060                  749                1,253
     Gain on sale of lease financing receivables..........                    --                   --                 (880)
     Gain on equity participation rights..................                    --                 (263)                (430)
     Amortization of discount.............................                   186                  174                  259
     Deferred compensation................................                    --                   --                   50
     Minority interest....................................                   292                  498                   13
  Changes in assets and liabilities:
     Increase in receivables..............................                  (182)              (4,138)              (7,531)
     Increase in securitization residual interest.........                    --                   --               (3,345)
     Decrease (increase) in other assets..................                (3,069)               1,205               (4,818)
     Increase (decrease) in accounts payable..............                (2,167)               2,837                 (119)
     Increase in accrued expenses and
       customer deposits..................................                   138                  190                1,260
                                                                       ---------            ---------            ---------
Cash provided by continuing operations....................                 9,836               21,816               15,196
  Cash flows from discontinued operations.................               (13,991)              15,052               10,198
                                                                       ---------            ---------            ---------
Cash provided by (used in) operating activities...........                (4,155)              36,868               25,394
                                                                       ---------            ---------            ---------
Cash flows from investing activities:
  Cost of equipment acquired for lease and rental.........               (23,979)             (29,422)             (72,178)
  Fixed assets purchased..................................                  (277)                (252)                (753)
  Proceeds from disposal of discontinued operations.......                 4,700                8,327                2,265
  Proceeds from sale of investments.......................                                        263                  430
                                                                       ---------            ---------            ---------
       Net cash used in investing activities..............               (19,556)             (21,084)             (70,236)
                                                                       ---------            ---------            ---------

        See accompanying notes to consolidated financial statements.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                       1995             1996               1997
                                                                 --------------      ------------      -------------
Cash flows from financing activities:
  Net increase in notes payable............................            8,179               232             8,512
  Proceeds from recourse and nonrecourse debt..............            7,087             9,966            17,285
  Repayment of recourse and nonrecourse debt...............             (444)           (4,366)           (8,016)
  Proceeds from sales of lease financing receivables,                     --                --            13,441
     net of  securitization residual interest......
  Purchase of stock........................................              (53)             (312)              (38)
  Sale of stock............................................               25               241            27,184
  Common stock dividends...................................               --              (770)               --
  Proceeds from notes of discontinued operations...........           42,075             3,146                --
  Payment of notes from discontinued operations............          (31,580)          (25,589)          (13,526)
                                                                    --------          --------          --------
        Net cash provided by (used in) financing
         activities........................................           25,289           (17,452)           44,842
                                                                    --------          --------          --------
Net increase (decrease) in cash............................            1,578            (1,668)               --
Cash at beginning of year..................................               90             1,668                --
                                                                    --------          --------          --------
Cash at end of year........................................         $  1,668                --                --
                                                                    ========          ========          ========
Supplemental disclosures of cash flow information:
  Interest paid............................................         $  1,962             2,771             4,644
  Income taxes paid........................................         $    100               325               275

        See accompanying notes to consolidated financial statements.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1996 AND 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Nature of Business and Basis of Presentation


     LINC Capital, Inc. (the "Company") is a finance company specializing in the origination, acquisition, securitization and servicing of equipment leases and in the rental and distribution of analytical instruments. The Company's principal businesses are (i) the direct origination of leases to emerging growth companies primarily serving healthcare and information technology industries ("Select Growth Leasing" activities) and (ii) the rental, leasing and distribution of analytical instruments to companies serving the environmental, pharmaceutical and biotechnology industries ("Instrument Rental & Distribution" activities). The Company also engages in the business of acquiring, financing and servicing equipment lease and loan portfolios originated by other lessors ("Portfolio Finance & Lessor Acquisition" activities).


     The accompanying consolidated financial statements include the operations of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


     On October 23, 1997, LINC Capital, Inc. amended its certificate of incorporation to authorize 1,000,000 shares of preferred stock, par value $0.01, and 15,000,000 shares of common stock, par value $0.001 per share. Effective October 1, 1997, The LINC Group, Inc. (the predecessor to the Company) merged with and into LINC Capital, Inc. Upon consummation of such merger, each outstanding share of common stock of The LINC Group, Inc. was exchanged for
0.7808 shares of common stock of LINC Capital, Inc., and each share of common stock of LINC Capital, Inc. outstanding prior to such merger was cancelled. All references to share and per share data in the accompanying consolidated financial statements have been adjusted to reflect these events.


 Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

 Direct Finance Leases

     For direct finance leases, the present value of the future lease payments and the present value of the residual value are recorded as the initial investment of such leases. This initial investment generally represents the cost of leased equipment. Unearned lease income is equal to the difference between
(i) the future lease payments and residual value and (ii) their corresponding present values. Unearned lease income is amortized and recorded as revenue over the term of the lease by applying a constant periodic rate of return to the declining net investment.

 Operating Leases

     Rental income from operating leases with terms of twelve months or greater and short term rentals of less than twelve months is recognized as lease payments become due. Such rentals are included in operating lease and other rentals in the consolidated statement of operations. Equipment under operating leases is recorded at cost and depreciated on a straight-line basis to its estimated salvage value at the end of the lease term.

 Initial Direct Costs

     Initial direct costs incurred by the Company in originating direct finance and operating leases are capitalized at lease commencement. Such costs for direct finance leases are amortized over the term of the lease by applying a constant periodic rate of return to the declining net investment in each lease. Such costs for operating leases are amortized over the lease term on a straight-line method.

 Securitization residual interest

     Securitization residual interest represents amounts receivable from assets securitized. Income from the securitization residual interest is recognized over the life of the securitized leases using the interest method.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

 Earnings Per Share

     Earnings per share have been determined in accordance with the provisions of SFAS No. 128 and reflect the application of Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission effective February 3, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements (note
9).


 Goodwill


     Goodwill is amortized using the straight-line method over 20 years.


 Income Taxes


     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


 Statement of Cash Flows


  For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity date of three months or less at date of purchase to be cash equivalents.


 Financial Instruments


     The fair value of the Company's financial instruments approximates their carrying value.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

 Investments

     The Company has classified its entire portfolio of securities as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Fair value of the securities is determined based on market prices. The value of securities for which a readily determinable market price is not available is not recorded in the financial statements. Realized gains and losses are included in gain on equity participation rights. The cost of securities sold is based on the specific identification method. At December 31, 1997, the Company held available-for-sale securities with estimated fair values of $2,353,000, consisting of gross unrealized gains on warrants or common stock of $1,545,000, and a cost basis of $808,000. Cash proceeds received and gross realized gains on the sale of investments for the years ended December 31, 1995, 1996 and 1997 were $0, $263,000 and $430,000, respectively. Available-for-sale securities are included in other assets.

 Stock-based Compensation

     The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

 Impairment of Assets

     The Company recognizes impairment losses on equipment held for rental and operating leases and residual values of the investment in direct finance leases when the expected future cash flows are less than the assets' carrying value, in which case the asset is written down to its estimated recoverable value. The Company also recognizes impairment losses on goodwill when expected future cash flows from the related operations are less than the carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of goodwill in relation to the operating performance and future undiscounted cash flows of the business and, if necessary, adjusts goodwill to its estimated fair value. The Company has not recorded an impairment loss during any of the operating periods presented in the accompanying financial statements.

 Reclassifications


     Certain reclassifications have been made in the 1995 and 1996 financial statements to conform to the 1997 presentation.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(2)  NET INVESTMENT IN DIRECT FINANCE LEASES

     Net investment in direct finance leases is as follows:


                                                                                              DECEMBER 31,
                                                                                         1996              1997
                                                                                      ----------        -----------
                                                                                            (IN THOUSANDS)
                Lease contracts receivable in installments..................           $37,501             $ 69,057
                Estimated residual value of leased equipment................             2,376                4,677
                Unearned lease income.......................................            (6,820)             (13,276)
                Allowance for doubtful receivables..........................            (1,294)              (2,173)
                                                                                    ----------          -----------
                Net investment..............................................           $31,763             $ 58,285
                                                                                    ==========          ===========


     Net investment related to Select Growth Leasing activities was $24,079,000 and $37,947,000 at December 31, 1996 and 1997, respectively.

     At December 31, 1997 future lease contract payments to be received on direct finance leases are as follows:

                                                                                    AMOUNT
                                                                              ----------------
                                                                                (IN THOUSANDS)
      Year Ending December 31,
            1998.........................................................              $24,742
            1999.........................................................               19,536
            2000.........................................................               14,964
            2001.........................................................                6,741
            2002 and thereafter..........................................                3,074
                                                                              ----------------
      Future lease contract payments.....................................              $69,057
                                                                              ================


     At December 31, 1997 certain future lease contract payments have been assigned to financial institutions (note 7).

                      LINC CAPITAL, INC. AND SUBSIDIARIES

     (3)  EQUIPMENT HELD FOR RENTAL AND OPERATING LEASES, NET


        The net book value of equipment held for rental and operating leases is as follows:


                                                                                   DECEMBER 31,
                                                                         ------------------------------
                                                                             1996               1997
                                                                         ----------         -----------
                                                                                  (IN THOUSANDS)
          Equipment under operating leases.....................           $   430             $ 6,649
          Equipment under rental agreements....................            14,618              15,358
                                                                         --------           ---------
          Net book value.......................................           $15,048             $22,007
                                                                         ========           =========

     The book values presented in the above table are net of accumulated depreciation of $6,297,000, and $7,067,000 at December 31, 1996 and 1997,
respectively. Equipment under rental agreements is comprised primarily of analytical instruments.


     At December 31, 1997 future contract payments to be received on operating leases are as follows:


                                                                   AMOUNT
                                                             ----------------
                                                               (IN THOUSANDS)
      Year Ending December 31,
            1998........................................               $1,764
            1999........................................                  993
            2000........................................                  493
            2001........................................                  493
            2002 and thereafter.........................                  476
                                                             ----------------
      Future contract lease payments to be received.....               $4,219
                                                             ================

  At December 31, 1997 certain future contract payments have been assigned to financial institutions (note 7).

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(4)  ESTIMATED NET BOOK VALUE OF EQUIPMENT AT LEASE TERMINATION


          The following table represents the Company's estimated net book value (residual value) of equipment at lease termination. The residual values in the following table are recorded as components of the Company's net investment in direct finance leases, $4,677,000, equipment held for operating leases, $2,357,000, and the managed leased equipment portfolio (which is included in other assets), $269,000, in the consolidated balance sheet at December 31, 1997.


            YEAR OF
            EXPECTED                                                    ESTIMATED NET
          TERMINATION                                                   BOOK VALUE AT
          -----------                                                    TERMINATION
                                                                     -----------------
                                                                        (IN THOUSANDS)
            1998.........................................                       $3,860
            1999.........................................                        1,251
            2000.........................................                          921
            2001.........................................                          745
            2002 and thereafter..........................                          526
                                                                     -----------------
      Future contract lease payments to be received......                       $7,303
                                                                     =================

(5)  OTHER ASSETS


          Other assets are as follows:

                                                                                   DECEMBER 31,
                                                                         ------------------------------
                                                                             1996               1997
                                                                         ----------         -----------
                                                                                  (IN THOUSANDS)
          Available-for-sale securities.....................                 $  982               2,353
          Restricted cash                                                       976               2,481
          Deposits on equipment                                                  --                 712
          Property and equipment, net.......................                    395                 756
          Residual values of managed lease portfolio........                     61                 269
          Prepaid expenses and miscellaneous................                  1,109               1,481
                                                                          ---------         -----------
              Total.........................................                 $3,523               8,052
                                                                         ==========         ===========

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(6)  SECURITIZATION FACILITY


     Under the Company's securitization facility, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a bank conduit facility which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts.

     On December 30, 1997, the Company securitized leases with an aggregate principal balance of $16,536,000. The securitization was treated as a sale and a gain on sale of lease financing receivables of $880,000 was recognized. The difference of $3,017,000, net of an allowance for doubtful receivables of $328,000, between the aggregate principal balance and the proceeds received is reflected on the balance sheet as the securitization residual interest. A portion of the proceeds from the sale of leases is required to be held in a separate restricted account as collateral for the leases sold. This amount is recorded as restricted cash at December 31, 1997 (note 5).


     In connection with the securitization, the Company entered into an interest rate cap agreement with a notional amount of $1,533,000 and an interest rate swap agreement with a notional amount of $15,326,000 to establish a fixed interest rate of 6.03% on the off-balance sheet debt to limit its exposure to adverse fluctuations in interest rates.


(7)  DEBT


     Notes Payable

        Notes payable to banks were as follows:

                                                                DECEMBER 31,
                                                      ------------------------------
                                                          1996               1997
                                                      ----------         -----------
                                                               (IN THOUSANDS)
              Senior credit facility............         $28,000              35,850
              Other.............................           1,605               2,267
                                                      ----------         -----------
                  Total.........................         $29,605              38,117
                                                      ==========         ===========

     At December 31, 1996 and 1997, the Company along with its subsidiary, LINC Quantum Analytics, Inc. and its division, LINC Capital Partners, ("the borrowers"), had available a senior credit facility in the amount of $35,000,000, and $100,000,000, respectively of which $28,000,000, and
$35,850,000 at December 31, 1996 and 1997,

                      LINC CAPITAL, INC. AND SUBSIDIARIES
respectively, was outstanding. The weighted-average interest rate on the senior credit facility at December 31, 1996 and 1997 was 7.84%, and 7.32%, respectively. The facility, as amended, provides for interest at LIBOR plus 1 1/4% to 1 3/4% or, at the Company's option, prime plus up to 1/4% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below $25,000,000 and 0.50% on the unused daily balance above $25,000,000. The facility is secured by substantially all of the assets of the borrowers and is used by the borrowers to finance acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1998 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2001.


 Recourse and Nonrecourse Debt


     The Company permanently finances leases with financial institutions, on either a nonrecourse and/or partial recourse basis. In connection with these financings, the Company receives a cash payment equal to the discounted value of the future rentals less, in certain cases, a holdback or cash reserve (note 5). In the event of default by a lessee under a lease which has been assigned to a lender under these financings, the lender has recourse to the lessee and to the underlying leased equipment but no recourse to the Company except to the extent of the recourse portion of the financing, holdback, or cash reserve.


     Proceeds from the financing of leases are recorded as debt. Interest rates in connection with these loans ranged from 6.97% to 9.07% at December 31, 1997.

     At December 31, 1997 the future principal maturities of recourse and nonrecourse debt are as follows:



                                                             AMOUNT
                                                         --------------
                                                         (IN THOUSANDS)
          Year Ending December 31,
              1998......................................     $10,754
              1999......................................       5,711
              2000......................................       2,932
              2001......................................       1,015
              2002 and thereafter.......................         494
                                                             -------
                     Total recourse and nonrecourse
                         discounted lease rentals.......     $20,906
                                                             =======

                      LINC CAPITAL, INC. AND SUBSIDIARIES

  Subordinated Debentures


     Subordinated debentures of the Company, which bear interest at 8 1/4% per annum, are due June 15, 2003. Interest is payable semiannually in June and in December. Mandatory sinking fund payments of $1,875,000 are required annually since June 15, 1993. Sinking fund requirements have been satisfied through June 15, 2001. The 8 1/4% Subordinated Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The subordinated debentures are convertible into the right to receive $377.30, in cash, per $1,000 face value of debentures. The remaining principal balances of the debentures at December 31, 1996 and 1997 net of discount recorded in 1988 in connection with the Company's acquisition of Scientific Leasing, Inc. under the purchase accounting requirements of APB Opinion 16 are as follows:

                                                                DECEMBER 31,
                                                          ---------------------
                                                             1996        1997
                                                          ---------   ---------
                                                              (IN THOUSANDS)
          Subordinated debentures........................ $   7,759       7,759
          Less discount..................................    (2,632)     (2,373)
                                                          ---------    --------
               Total.....................................     5,127    $  5,386
                                                          =========    ========


  Covenants and Restrictions

     The Company's various debt agreements contain restrictions on, among other things, the payment of dividends, repurchase of capital stock, and the amount of recourse indebtedness that can be incurred. Under the most restrictive agreement, common stock dividends and capital expenditures are subject to limitations so long as indebtedness under the agreement is outstanding. Furthermore, the Company is required to maintain a minimum adjusted tangible net worth (as defined), and the Company may not exceed a specified ratio of total recourse liabilities (as defined) to adjusted tangible net worth and is required to maintain minimum debt service coverage ratios (as defined). The Company is in compliance with these covenants.

(8) STOCK OPTIONS

     The Company has four non-qualified stock option plans - 1988 Stock Option Plan (the "1988 Plan"), 1994 Stock Option Plan (the "1994 Plan"), 1997 Stock Incentive Plan, and a Non-Employee Director Option Plan. The 1988 and 1994 plans have been terminated and no further options will be granted under those plans. However, 166,304

                      LINC CAPITAL, INC. AND SUBSIDIARIES
options remain outstanding under the 1994 Plan with exercise prices ranging from $1.51 per share to $2.69 per share. Options granted under the 1994 Plan vest over various periods, but must be exercised within 10 years after the grant date. At December 31, 1997, all options, which had been issued under the 1988 Plan, had either lapsed or have been exercised. As a result of the distribution of the stock of LFC Capital, Inc., a wholly owned subsidiary of the Company, to certain shareholders of the Company (the "LFC Distribution") (note 14), the price of options exercised during 1997 and all issued but unexercised options granted under the 1988 and 1994 Plan were adjusted in accordance with the following table:

           ORIGINAL EXERCISE PRICE       ADJUSTED EXERCISE PRICE
           -----------------------       -----------------------
                   $ 2.68                     $  .57

                     3.62                       1.51

                     4.33                       2.22

                     4.73                       2.61

                     4.80                       2.69

     During 1997, the Company adopted the 1997 Stock Incentive Plan and a Non-Employee Director Option Plan (collectively, the "1997 Plans"). The 1997 Stock Incentive Plan permits the grant of options and other equity-based awards with respect to 375,000 shares of the Company's common stock and the Non-Employee Director Option Plan permits the grant of options with respect to 100,000 shares of the Company's common stock. The 1997 Plans provide for grants of options to employees and directors to purchase shares of the Company's common stock at terms established by the Board of Directors or the Compensation Committee. During 1997, 151,846 and 58,332 options were granted under the 1997 Stock Incentive Plan and the Non-Employee Director Option Plan, respectively, at an exercise price equal to the fair value at the date of grant. The options vest over periods ranging from 2 to 4 years and have 10-year terms.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

     The following table summarizes the activity under the Plans during the year ended December 31, 1995, 1996, and 1997. Weighted average exercise prices per share have been adjusted to reflect the adjustment to option exercise price attributable to the redemption of shares in connection with the LFC Distribution.

                                                          1995               1996                        1997
                                                          ----               ----                        ----
                                                              WEIGHTED-              WEIGHTED                   WEIGHTED
                                                               AVERAGE                AVERAGE                    AVERAGE
                                                    NUMBER     EXERCISE    NUMBER     EXERCISE      NUMBER       EXERCISE
                                                  OF SHARES     PRICE     OF SHARES     PRICE      OF SHARES      PRICE
                                                  ---------     -----     ---------     -----      ---------      -----
Outstanding at the beginning of year.............     65,750      $.79      272,598       $1.39        504,704       $ 1.77
      Granted....................................    216,218      1.51      241,476        2.23        241,412        11.67
      Exercised..................................     (9,370)     2.68       (9,370)       2.68       (369,634)        1.67
                                                    ---------     ----      -------       -----       --------       ------
Outstanding at the end of year...................    272,598      1.39      504,704        1.77        376,482         8.21
                                                    ========      ====      =======        ====        =======       ======
Options exercisable at year-end..................     58,836      2.68      312,755        1.67            ---          ---
                                                    ========      ====      =======       =====        =======       ======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                         WEIGHTED-
                                                          AVERAGE
                                                         REMAINING
                                      NUMBER            CONTRACTUAL
     EXERCISE PRICES                  OUTSTANDING            LIFE
     ---------------                  -----------            ----
     1.51............................     36,491             5.6
     2.22............................     98,579             8.6
     2.69............................     31,234             9.5
     13.00...........................    210,178             9.9

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. During 1997, the Company recognized $50,000 in compensation cost. No compensation expense was recognized in 1996 or 1995. Had compensation cost for the Company's stock option plans been determined consisted with FASB Statement No. 123, the Company's net income from continuing operations and earnings per share would have been reduced to the pro forma amounts indicated below:

                      LINC CAPITAL, INC. AND SUBSIDIARIES

                                                                       YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                            1995               1996                1997
                                                         ----------         -----------         -----------
                                                                           (IN THOUSANDS)
  Net income from continuing operations
        As reported....................................       $ 763              1,435               2,458
        Pro forma......................................       $ 752              1,409               2,366
  Net income from continuing operations per
    Common share--as reported:
        Basic..........................................         .25                .48                 .73
        Diluted........................................         .25                .45                 .72

  Net income from continuing operations per
    Common share--pro forma:
        Basic..........................................         .25                .47                 .70
        Diluted........................................         .24                .45                 .70

     For purposes of calculating the compensation cost consistent with FASB Statement No. 123, the fair value of each grant is estimated on the date of the grant. For options granted under the 1988 Plan and the 1994 Plan, the fair value of each options grant was calculated using the minimum value method specified by FASB Statement No. 123 with the following assumptions: risk-free interest rate of 6.0%, expected lives ranging from 3 to 9 years, and expected volatility and dividend rate of 0%. For options granted under the 1997 Plans, the fair value of each option grant was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.8%, expected lives of 4.4 years, expected volatility of 35%, and dividend rate of 0%.

     The weighted average fair value of options granted during 1995 and 1996 was $.15 and $.43, respectively. During 1997, 31,234 options were granted at an exercise price of $2.69 per share with a weighted average fair value of $1.17 per share and 210,178 options were granted at an exercise price of $13.00 per share with a weighted average fair value of $4.93 per share.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(9)  EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share from continuing operations.

                                                                    YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                1995           1996          1997
                                                             ----------      ---------      ---------
                                                                (in thousands, except per share data)
  Numerator for basic and diluted earnings per
    share from continuing operations--
    net income from continuing operations                    $      763          1,435          2,458
                                                             ----------      ---------      ---------

  Denominator for basic earnings per share
    weighted-average shares                                   3,006,009      2,990,997      3,371,527
  Effect of dilutive stock options                               96,548        170,554         25,811
                                                             ----------      ---------      ---------

  Denominator for diluted earnings per share
    adjusted weighted-average shares                          3,102,557      3,161,551      3,397,338
                                                             ----------      ---------      ---------

  Net income from continuing operations:
    Basic earnings per share                                 $      .25            .48            .73
                                                             ==========      =========      =========
    Diluted earnings                                         $      .25            .45            .72
                                                             ==========      =========      =========


(10) INCOME TAXES

  The provisions for income tax expense for continuing operations were comprised of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                   1995               1996                1997
                                                ----------         -----------         -----------
                                                                  (IN THOUSANDS)
     Current:
        Federal...............................  $      --                  276                 367
        State.................................         --                   43                  66
     Deferred:
        Federal...............................        579                  562                 852
        State.................................        168                  203                 342
                                                ----------         -----------         -----------
             Total income tax expense.........  $     747                1,084               1,627
                                                ==========         ===========         ===========

                      LINC CAPITAL, INC. AND SUBSIDIARIES

     Deferred taxes relate principally to the difference in the method of lease financing revenue recognition for financial reporting purposes over cash received (rental revenue) net of depreciation or rent expense recognized for tax purposes. The provision for income taxes differs from the expected income tax provision (computed by applying the Federal tax rate of 35%) for the following reasons.

                                                                      YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------
                                                             1995               1996                 1997
                                                         ----------         -----------         -----------
                                                                            (IN THOUSANDS)

Expected Tax Provision................................        $ 540                 924               1,434
State taxes, net of Federal tax benefit...............           78                 132                 265
Other.................................................          129                  28                 (72)
                                                         ----------         -----------         -----------
        Income tax expense............................        $ 747               1,084               1,627
                                                         ==========         ===========         ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                  DECEMBER 31,
                                                             ------------------------------------------------------
                                                                 1995                  1996                 1997
                                                             ------------          -----------          -----------
                                                                                   (IN THOUSANDS)
Deferred tax assets:
     Net operating loss carryforwards......................  $      7,015                6,709                5,159
     Investment tax carryforward...........................         2,741                2,741                2,741
      Alternative minimum tax credit carryforwards.........           129                  445                  671
                                                             ------------          -----------          -----------
          Total gross deferred tax assets..................         9,885                9,895                8,571

Less valuation allowance...................................        (4,319)              (4,319)              (4,319)
                                                             ------------          -----------          -----------
      Net deferred tax assets..............................         5,566                5,576                4,252
                                                             ------------          -----------          -----------
Deferred tax liabilities:
     Investment in leased equipment........................        (3,567)              (4,008)              (3,873)
     Unrealized gain on securities.........................            (4)                (258)                (615)
                                                             ------------          -----------          -----------
          Total gross deferred tax liabilities.............        (3,571)              (4,266)              (4,488)
                                                             ------------          -----------          -----------
          Net deferred tax asset (liability)...............  $      1,995                1,310                 (236)
                                                             ============          ===========          ===========

     For income tax purposes, the Company has an available net operating loss carryforward of approximately $14,741,000 which expires beginning in 2007. The Company also has unused investment tax credit carryforwards of approximately $2,741,000 available to offset future taxes payable; these carryforwards expire beginning in 1998.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(11) OTHER COMMITMENTS

     The Company leases several offices and a warehouse facility under noncancelable operating leases. The future minimum rental payments due under these leases are as follows:


                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
     Year Ending December 31,
          1998..............................................          $1,055
          1999..............................................             907
          2000..............................................             430
          2001..............................................             439
          2002 and thereafter...............................             184
                                                                 -----------
                 Total......................................          $3,015
                                                                 ===========

     The Company's total obligation for rent was $341,000, $538,000 and $854,000 for 1995, 1996, and 1997, respectively. A substantial portion of the Company's obligation for rent, set forth above, during 1995, 1996 and 1997 has been allocated and charged to LFC Capital, Inc., a related party (see note 14).

     The Company's corporate headquarters and its Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities are located in Chicago, Illinois and occupy approximately 26,000 square feet of office space. This space is occupied under a lease which expires on September 30, 1999. The Company's Instrument Rental & Distribution activities are located in Foster City, California and occupy approximately 23,500 square feet of office space. This space is occupied under a lease which expires on May 31, 2002.

     In June 1995, the Company subleased a portion of the facility of its Instrument Rental & Distribution activities for $51,360 per annum. This sublease expired in May 1997 and was renewed at that time until April 1999 for an annual rent of $70,560.

(12) LITIGATION

     The Company is engaged in legal action in the ordinary course of its business. With respect to litigation, the Company believes that it has adequate legal defenses and believes the ultimate outcome will not have a material effect on the Company's consolidated financial position.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(13) SEGMENT INFORMATION

     The Company's operations have been classified into two business segments: select growth/portfolio finance and instrument rental and distribution. The select growth/portfolio finance segment includes the Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities. The instrument rental and distribution segment include Instrument Rental & Distribution activities. Net assets of discontinued operations are included in total assets of the Select Growth/Portfolio Finance segment at December 31, 1995 and 1996.

                                                            SELECT
                                                            GROWTH/         INSTRUMENT
                                                           PORTFOLIO          RENTAL &
                                                            FINANCE         DISTRIBUTION         CONSOLIDATED
                                                            -------         ------------         ------------
                                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
     Total net revenues................................       $12,010            $11,118          $ 23,128
     Depreciation and amortization expense.............           966              3,699             4,665
     Total expenses....................................         9,402              9,628            19,030
     Income from continuing operations before income            2,608              1,490             4,098
     taxes and minority interest.......................
     Capital expenditures..............................        68,736              4,195            72,931
     Total assets......................................        88,746             20,231           108,977
YEAR ENDED DECEMBER 31, 1996
     Total net revenues................................       $ 6,516             11,298            17,814
     Depreciation and amortization expense.............           231              3,508             3,739
     Total expenses....................................         4,921             10,254            15,175
     Income from continuing operations before income            1,595              1,044             2,639
       taxes and minority interest.....................
     Capital expenditures..............................        26,985              2,689            29,674
     Total assets......................................        45,177             22,023            67,200
YEAR ENDED DECEMBER 31, 1995
     Total net revenues................................       $ 4,760             11,384            16,144
     Depreciation and amortization expense.............           205              3,903             4,108
     Total expenses....................................         3,730             10,870            14,600
     Income from continuing operations before                   1,030                514             1,544
       income taxes and minority interest..............
     Capital expenditures..............................        17,015              7,241            24,256
     Total assets......................................        33,763             24,841            58,604

                      LINC CAPITAL, INC. AND SUBSIDIARIES

(14) DISTRIBUTIONS TO CERTAIN SHAREHOLDERS AND DISCONTINUED OPERATIONS

     In 1997, the Company transferred to its wholly owned subsidiary, LFC Capital, Inc. (formerly known as LINC Finance Corporation), certain assets and related liabilities not used in the Company's continuing businesses and the preferred stock issued by the Company's subsidiary, LINC Quantum Analytics, Inc. (the "Subsidiary Preferred Stock").

     Promptly following the transfer, the stock of LFC Capital, Inc. was distributed to certain of the Company's shareholders in redemption of 482,792 shares of the Common Stock of the Company. Simultaneously with the distribution of the stock of LFC Capital, Inc., (i) LFC Capital, Inc. agreed to pay the Company an aggregate of $2,508,000 until maturity of the Company's 8 1/4% Subordinated Debentures due 2003 (the principal balance of such Debentures shown in the Company's financial statements herein is net of such amount); (ii) LFC Capital, Inc. repaid a loan from the Company to it (which at December 31, 1996 was $4,837,000); and the Company caused the Subsidiary preferred Stock to be redeemed for $4,681,000 plus accrued dividends. In connection with the distribution of the stock of LFC Capital, Inc., retained earnings was reduced by $7,037,000, the Company's net investment in LFC Capital, Inc. at the date of distribution. No gain or loss was recognized in connection with such distribution, as the fair market value of the net assets of LFC Capital, Inc. at such date was approximately equal to their net book value.

     As a result of the distribution, the results of operation of LFC Capital, Inc. and certain related businesses, including those related businesses disposed of in prior years, have been classified as discontinued operations in the accompanying financial statements. Revenues of such discontinued operations for the years ended December 31, 1995, 1996, and 1997 were $33,053,000, $24,450,000, and $7,405,000, respectively. The principal assets of discontinued operations consisted of a portfolio of leased diagnostic medical imaging equipment and an art collection.

     The Company has agreed to provide certain limited lease servicing activities to LFC Capital, Inc., including billing, collection and invoicing, for the remaining portfolio of leases owned by LFC Capital, Inc. until December 31, 1999 for $270,250 in 1998 and $212,250 for 1999. The Company received
$83,250 for such services performed in 1997. Additionally, LFC Capital, Inc. sub-leases from the Company, approximately 2,500 square feet of space adjacent to the Company's executive offices for approximately $68,000 per year, which is equal to the Company's cost for such space. If the Company renews its own sub-lease for the space, it will permit LFC Capital, Inc. to renew such sub-lease.

                      LINC CAPITAL, INC. AND SUBSIDIARIES

     The agreements relating to the net assets of the discontinued operations will prohibit LFC Capital, Inc. from competing with the Company for the longer of three years or the period of time during which certain officers are employed by the Company plus one year. Such agreements will require LFC Capital, Inc. to refer all lease origination opportunities that its employees may encounter to the Company.

(15) RELATED PARTY TRANSACTIONS

     A member of the Company's Board of Directors who is also president of LFC Capital, Inc. served as a consultant to the Company with respect various aspects of the Company's business and strategic issues. Fees paid for such services by the Company during the years ended December 31, 1995, 1996, and 1997 were $0, $25,000, and $119,000, respectively.

     During 1997, the Company purchased certain operating and direct finance leases from LFC Capital, Inc. at their fair market values of $5,597,000 at the date of purchase. At December 31, 1997, $860,000 is due to LFC Capital, Inc. from the Company, primarily relating to the allocation of income taxes in accordance with agreements described in note 14.

     In 1997, the Company purchased the minority interest in its subsidiary, LINC Quantum Analytics, Inc., from certain officers of the Company. In connection with the acquisition, approximately $1,000,000 of goodwill was recorded.

(16) SUBSEQUENT EVENTS (UNAUDITED)

     Effective January 31, 1998, the Company purchased all of the outstanding common stock of Comstock Leasing Inc. The acquisition, to be accounted for under the purchase method, included a cash payment of $3,500,000 and future contingent payments of up to $2,400,000. Additionally, on March 11, 1998, the Company entered into an agreement to purchase the assets of Monex Leasing, Ltd., a Texas-based lessor of telecommunications, business and other equipment. The purchase price includes: $96,250 in cash, $2,678,750 in installment notes, 48,529 shares of the Company's common stock as well as future contingent payments of an aggregate of $1,925,000 and 48,528 shares of the Company's common stock which may become payable on March 31, 1999, 2000 and 2001. In addition, an additional incentive contingent payment of $1,500,000 in cash and shares of the Company's common stock to be valued at $1,000,000 may become payable on March 31, 2002. The transaction, which should be completed prior to March 31, 1998, will be accounted for under the purchase method.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LINC CAPITAL, INC.
Dated: March 27, 1998

                                         By: /s/ Martin E. Zimmerman
                                             -------------------------------
                                             Martin E. Zimmerman
                                             Chairman of the Board and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

                    Signature                                                    Capacity
                    ---------                                                    --------

       /s/ Martin E. Zimmerman
--------------------------------------------                     Chairman of the Board and Chief Executive
           Martin E. Zimmerman                                      Officer (principal executive officer)


       /s/ Allen P. Palles
--------------------------------------------                     Chief Financial Officer and Director
           Allen P. Palles                                       (principal financial and accounting officer)


       /s/ Robert E. Laing
--------------------------------------------                                     Director
           Robert E. Laing


       /s/ Charles J. Aschauer
--------------------------------------------                                     Director
           Charles J. Aschauer


       /s/ Stanley Green
--------------------------------------------                                     Director
           Stanley Green


       /s/ Terrence J. Quinn
--------------------------------------------                                     Director
           Terrence J. Quinn


       /s/ Curtis S. Lane
--------------------------------------------                                     Director
           Curtis S. Lane

[KPMG Peat Marwick LLP Letterhead]


                         Independent Auditors' Report



The Board of Directors and Stockholders
LINC Capital, Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   /s/ KPMG Peat Marwick LLP

Chicago, Illinois
February 25, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 1997

(in thousands)

                                                              Additions
                                            Balance at       charged to                                             Balance at
                                             beginning        costs and         Recoveries                              end
Description                                  of period        expenses          and other        Charge-offs         of period
-----------                                 -----------      -----------       ------------     -------------      ------------
Allowances for doubtful accounts

   Year ended December 31, 1995               $  249            1,060                247              (452)            1,104

    Year ended December 31, 1996               1,104              749                130              (689)            1,294

    Year ended December 31, 1997               1,294            1,253                203              (198)            2,552
