Form 10-Q
period 1998-03-31
LINC CAPITAL INC
filed 1998-05-15
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1998
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-23309


                               LINC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)



                 Delaware                    06-0850149
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

    303 East Wacker Drive, Suite 1000,
            Chicago, Illinois                60601
 (Address of principal executive offices)    (Zip Code)


                                (312) 946-1000
             (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


At May 12, 1998, 5,183,688 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I.                 FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Statements of Operations-
               Three months ended March 31, 1997 and 1998 (unaudited).......   3
           Consolidated Balance Sheets-
               December 31, 1997 and March 31, 1998 (unaudited).............   4
           Consolidated Statements of Cash Flows-
               Three months ended March 31, 1997 and 1998 (unaudited).......   5
           Notes to Consolidated Financial Statements.......................   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  12


PART II.                OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  14


SIGNATURES..................................................................  14

PART I - FINANCIAL INFORMATION

LINC Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)
                                                              Three months ended
                                                                    March 31,
                                                            --------------------
                                                              1997         1998
                                                            -------       ------

NET REVENUES:
    Sales of equipment ...........................          $ 5,511       5,720
    Cost of equipment sold .......................            4,483       4,700
                                                            -------       -----
    Gross profit from sales of equipment .........            1,028       1,020
    Rental and operating lease revenue ...........            1,424       2,456
    Direct finance lease income ..................            1,069       2,108
    Fee income ...................................              399         256
    Gain on sale of lease financing receivables ..             --           697
    Gain on remarketing of leased equipment ......              189         247
    Gain on equity participation rights ..........               74       2,068
    Interest income ..............................              210         426
    Other income .................................               60         227
                                                            -------       -----
       Total net revenues ........................            4,453       9,505
                                                            -------       -----
Expenses:
    Selling, general and administrative ..........            1,928       3,681
    Interest .....................................              818       1,670
    Depreciation of equipment under rental
     agreements and operating leases .............              901       1,505
    Provision for credit losses ..................              234         603
                                                            -------       -----
       Total expenses ............................            3,881       7,459
                                                            -------       -----
Income from continuing  operations before income
    taxes and minority interest ..................              572       2,046
Income tax expense ...............................              212         790
                                                            -------       -----
Income from continuing operations before
    minority interest ............................              360       1,256
Minority interest ................................              (13)        --
                                                            -------       -----
Net income from continuing operations ............              347       1,256
Discontinued operations:
   Loss from discontinued operations, net of
    income  tax  benefit  for the three  months
    ended March 31, 1997 of $97 ..................             (118)        --
                                                            =======       =====
Net  income ......................................          $   229       1,256
                                                            =======       =====
Per common share:
    Net income from continuing operations
      Basic.......................................          $   .12         .24
      Diluted.....................................          $   .11         .24

    Net income
      Basic.......................................          $   .08         .24
      Diluted.....................................          $   .07         .24




           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)



                                                        December 31,   March 31,
                                                        ------------   ---------
                        ASSETS                              1997           1998
                        ------                              ----           ----
                                                          (Audited)  (Unaudited)

Net investment in direct finance leases ................... $58,285      91,401
Equipment held for rental and operating leases, net .......  22,007      24,717
Notes receivable ..........................................   8,979       6,512
Accounts receivable .......................................   6,741       8,673
Securitization residual interest ..........................   3,017       4,875
Other assets ..............................................   8,052       8,488
Goodwill ..................................................   1,896       4,660
Cash and cash equivalents .................................    --         4,758
                                                          ---------    --------
         Total assets ....................................$ 108,977     154,084
                                                          =========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Senior credit facility and other senior notes payable ....$  38,117      65,096
Recourse debt ............................................    2,955      16,497
Nonrecourse debt .........................................   17,951      15,219
Accounts payable .........................................    3,834       6,931
Accrued expenses and customer holdbacks ..................    3,794       5,123
Subordinated debentures ..................................    5,386       5,459
Deferred income taxes ....................................      236         783
                                                          ---------    --------
       Total liabilities .................................$  72,273     115,108
                                                          =========    ========


Stockholders' equity:

    Preferred  stock, $0.01 par value, 1,000,000 shares
     authorized; none outstanding ........................       --          --
    Common  stock, $0.001 par value, 15,000,000 shares
     authorized; 5,199,591 and 5,249,591 shares issued;
     5,133,688 and 5,183,688 shares outstanding ..........        5           5
    Additional paid-in capital ...........................   28,840      29,567
    Deferred compensation from issuance of options .......     (171)       (146)
    Stock note receivable ................................     (511)       (182)
    Treasury stock, at cost; 65,903 shares ...............     (287)       (287)
    Retained earnings ....................................    7,902       9,158
    Accumulated other comprehensive income ...............      926         861
                                                          ---------    --------
       Total stockholders' equity ........................   36,704      38,976
                                                          =========    ========
       Total liabilities and stockholders' equity ........ $108,977     154,084
                                                          =========    ========

           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited)
(Dollars in thousands)

                                                          Three months ended
                                                               March 31,
                                                        ----------------------

                                                            1997        1998
                                                          --------    --------
Cash flows from operating activities:
  Net income..........................................  $    229       1,256
    Adjustments to reconcile net income
     to net cash provided by continuing
     operations:
       Net loss from discontinued
         operations ..................................       118        --
       Depreciation and amortization .................       903       1,595
       Direct finance lease income ...................    (1,069)     (2,108)
       Payments on direct finance leases .............     4,360       7,153
       Deferred income taxes .........................       126         547
       Provision for credit losses ...................       234         603
       Gain  on sale  of  lease  financing
          receivables ................................      --          (697)
       Gain on equity participation rights ...........       (74)     (2,068)
       Amortization of discount ......................        61          73
       Deferred compensation .........................      --            25
       Minority interest .............................       202        --
    Changes in assets and liabilities:
       Increase in receivables .......................      (890)        939
       Increase in securitization
          residual interest ..........................      --        (1,858)
       Decrease (increase) in other assets............     2,890      (2,859)
       Increase in accounts payable ..................       893         704
       Increase in accrued expenses and
         customer holdbacks ..........................       393         807
                                                        --------     -------
Cash provided by continuing operations ...............     8,376       4,112
  Cash flows from discontinued
    operations .......................................     3,970        --
                                                        --------     -------
Cash provided by operating
  activities .........................................    12,346       4,112
                                                        --------     -------
Cash flows from investing activities:
  Cost of equipment acquired for lease
    and rental .......................................   (11,596)    (33,198)
  Fixed assets purchased .............................      (396)       (177)
  Cash  used  in  acquisitions,  net  of
    cash acquired ....................................      --        (2,699)
  Proceeds from sale of investments ..................        74       2,068
                                                        --------     -------
Net cash used in investing activities ................   (11,918)    (34,006)
                                                        --------     -------



           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited) - (Continued)
(Dollars in thousands)

                                                         Three months ended
                                                              March 31,
                                                      ----------------------

                                                           1997        1998
                                                         --------     -------
Cash flows from financing activities:
    Net increase in notes payable ....................     8,500      24,300
    Proceeds from recourse and
     nonrecourse debt ................................      --         1,220
    Repayment of recourse and  nonrecourse
     debt ............................................    (1,178)     (7,363)
    Proceeds from sales of lease
     financing receivables, net of securitization
     residual interest ...............................      --        16,166
    Purchase of stock ................................       (17)       --
    Proceeds from stock notes receivable .............      --           329
    Payment  of  notes  from  discontinued
     operations ......................................    (3,042)       --
                                                          ------     -------
Net cash provided by financing
    activities .......................................     4,263      34,652
                                                          ------     -------
Net increase in cash .................................     4,691       4,758
Cash at beginning of period ..........................      --          --
                                                          ======     =======
Cash at end of period ................................     4,691       4,758
                                                          ======     =======
Supplemental disclosures of cash flow information:
    Interest paid ....................................       764       1,384
    Income taxes paid ................................        25         681

           See accompanying notes to consolidated financial statements.

LINC Capital Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)  The  Company

     LINC Capital, Inc. (the "Company") is a finance company specializing in the origination, acquisition, securitization and servicing of equipment leases and in the rental and distribution of analytical instruments. The Company's principal businesses are (i) the direct origination of leases to emerging growth companies primarily serving the healthcare and information technology industries ("Select Growth Leasing" activities), (ii) the acquisition and financing of lease portfolios originated by other lessors and the acquisition of leasing companies ("Portfolio Finance & Lessor Acquisition" activities) and (iii) the rental and distribution of analytical instruments to companies serving the environmental, chemical, pharmaceutical and biotechnology industries ("Instrument Rental and Distribution" activities).

(2)    Significant Accounting Policies

       Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

     The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       Earnings Per Share

     Earnings per share amounts have been determined in accordance with the provisions of SFAS No. 128 and reflect the application of Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission effective February 3, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes and dilutive effect of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements. See note 9.

       Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in financial statements by requiring minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. See note 10.

(3)    Acquisitions

     Effective January 31, 1998, the Company purchased all of the outstanding common stock of Comstock Leasing, Inc., a small-ticket lessor specializing in office-based information technology. Additionally, effective March 31, 1998, the Company acquired the assets of Monex Leasing, Ltd., a Texas-based lessor of telecommunications, business, and other equipment. Both acquisitions have been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition.

     The aggregate consideration for the two acquisitions completed in the quarter ended March 31, 1998 included $2,699,000 in cash payments, net of cash acquired, $2,678,000 in installment notes, 50,000 shares of the Company's common stock valued at approximately $725,000, and future contingent payments of up to $3,900,000 in cash and 48,528 shares of the Company's common stock. The fair value of assets purchased and liabilities assumed in the acquisitions were $30,389,000 and $25,864,000, respectively.

(4)    Net Investment in Direct Finance Leases

     Net investment in direct finance leases is as follows:

                                                  December 31,   March 31,
                                                     1997          1998
                                                 -------------  -----------
                                                       (In thousands)

Lease contracts receivable in installments         $ 69,057      $ 107,567
Estimated residual value of leased
   equipment .............................            4,677          7,175
Unearned lease income ....................          (13,276)       (20,221)
Allowance for doubtful receivables .......           (2,173)        (3,120)
                                                   --------      ---------
Net investment ...........................         $ 58,285      $  91,401
                                                   ========      =========

     At March 31, 1998 future lease contract payments to be received on direct finance leases are as follows:


                                                         Amount
                                                       ------------

                                                      (In thousands)

         Year Ending December 31,
              1998...................................   $   31,546
              1999...................................       32,407
              2000...................................       25,459
              2001...................................       13,726
              2002 and thereafter....................        4,429
                                                       ------------
         Future lease contract payments..............    $ 107,567
                                                       ============

     At March 31, 1998 certain future lease contract payments have been assigned to financial institutions (note 8).

(5)   Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                                December 31,   March 31,
                                               -------------  ----------
                                                  1997          1998
                                                ---------     --------
                                                    (In thousands)
    Equipment under operating leases.........    $ 6,649      $ 8,080
    Equipment under rental agreements........     15,358       16,637
                                                --------     --------
    Net book value...........................    $22,007      $24,717
                                                =========    =========

     The book values presented in the above table are net of accumulated depreciation of $7,067,000, and $7,684,000 at December 31, 1997 and March 31, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

     At March 31, 1998 future contract payments to be received on operating leases are as follows:


                                                           Amount
                                                         ----------

                                                      (In thousands)

         Year Ending December 31,
              1998...................................      $ 2,534
              1999...................................        2,428
              2000...................................          993
              2001...................................          495
              2002 and thereafter....................          452
                                                       ------------
         Future contract lease payments to be received     $ 6,902
                                                       ============

     At March 31, 1998 certain future contract payments have been assigned to financial institutions (note 8).

(6)      Securitization Facility

     Under the Company's securitization facility, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a bank conduit facility which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A securitization is treated as a sale and a gain on sale of lease financing receivables is recognized upon the securitization. The difference between the aggregate principal balance and the proceeds received, net of an allowance for doubtful receivables, is reflected on the balance sheet as the securitization residual interest. A portion of the proceeds from the sale of leases is required to be held in a separate restricted account as collateral for the leases sold. This amount is recorded as restricted cash and included in other assets on the balance sheet at March 31, 1998.

     During March 1998, the Company securitized leases with a net book value of $17,650,000. The securitization was treated as a sale and a gain on sale of lease financing receivables of $697,000 was recognized.

(7)    Loss and Holdback Reserves

     The following table sets forth the loss reserves provided for on the Gross Contract Balance as well as holdback reserves on portfolio acquisitions as of December 31, 1997 and March 31, 1998.

                                                      December 31,    March 31,
                                                         1997           1998
                                                      ------------   ----------
Allowance for doubtful receivables
 included in:
  Net investment in direct finance leases                  $2,173        $3,120
  Securitization residual interest                            328           516
  Holdback reserves on portfolio
     acquisitions                                             603         1,739
                                                        ----------    ----------
Total allowance and holdbacks                              $3,104        $5,375
                                                        ----------    ----------

(8)   Debt

      Notes Payable

     Notes payable to banks and others were as follows:
                                                       December 31,    March 31,
                                                         1997           1998
                                                      ------------   ----------
                                                              (In thousands)
   Senior credit facility..................                $35,850       60,150
   Other...................................                  2,267        4,946
                                                          --------     --------
                                                           $38,117       65,096
        Total..............................               ========     ========

     At December 31, 1997 and March 31, 1998, the Company along with its divisions LINC Quantum Analytics, Inc. and LINC Capital Partners, ("the Borrowers"), had available a senior credit facility in the amount of $100,000,000, of which $35,850,000, and $60,150,000 at December 31, 1997 and
March 31, 1998, respectively, was outstanding. The weighted-average interest rate on the senior credit facility at December 31, 1997 and March 31, 1998 was 7.32% and 7.00%, respectively. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below $25,000,000 and 0.50% on the unused daily balance above $25,000,000. The facility is secured by substantially all of the assets of the borrowers and is used by the borrowers to finance acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1998 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2000.

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

     At March 31, 1998 the future principal maturities of recourse and nonrecourse debt are as follows:


                                                      Amount
                                                   -------------

                                                       (In
                                                    thousands)

    Year Ending December 31,
         1998...................................       $ 12,258
         1999...................................         10,307
         2000...................................          5,870
         2001...................................          2,527
         2002 and thereafter....................            754
                                                   -------------
    Total recourse and nonrecourse
       discounted lease rentals.................       $ 31,716
                                                   =============

(9)    Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations.

                                                     Three months ended March 31
                                                     ---------------------------

                                                             1997         1998
                                                             ----         ----
                                          (in thousands, except per share data)

Numerator for basic and diluted earnings per
  share from continuing operations
    Net income from continuing operations               $      347        1,256
                                                        ----------        -----
Denominator for basic earnings per share--
    Weighted average shares                              2,949,457    5,133,688
    Effect of dilutive stock options                       176,154      198,052
                                                           -------      -------
Denominator for diluted earnings per share
  adjusted weighted average shares                       3,125,611    5,331,740
                                                         ---------    ---------
Net income from continuing operations:
   Basic earnings per share                             $      .12          .24
                                                        ==========    =========
   Diluted earnings per share                           $      .11          .24
                                                        ==========    =========


(10)    Comprehensive Income

     The components of comprehensive income, net of related tax, for the three months ended March 31, 1997 and 1998 are as follows:

                                              Three months ended March 31
                                            ------------------------------
                                              1997              1998
                                            ----------       ----------
                                                    (In thousands)
Net income ..............................      $229             1,256

Other comprehensive income, net of tax:
   Unrealized holding loss arising
   during period net of reclassification
   adjustment for gains included
   in net income ........................       --                (65)
                                               ----             ------
Comprehensive income ....................      $229             1,191
                                               ====             ======

     Accumulated other comprehensive income, net of tax, at December 31, 1997 and March 31, 1998 consist of unrealized gains on securities of $926,000 and $861,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

     Net income from continuing operations ("net income") for the three months ended March 31, 1998 was $1.3 million, or $0.24 per diluted common share compared to $0.3 million, or $ 0.11 per diluted common share for the comparable period in 1997. The increase in net income for the three months ended March 31, 1998 compared to the earlier period is primarily due to increased earnings from the completion of a securitization and a significant gain recognized on equity participation rights. While new lease originations grew substantially, interest expense increased as a result of an increase in borrowings to fund new lease originations and selling, general, and administrative expenses increased as a result of building the Company's sales and operations organization.

Results of Continuing Operations
     Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1998

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased for the three months ended March 31, 1997 from $0.5 million to $1.8 million for March 31, 1998. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities was $0.1 million as compared to $0.2 million for the three months ended March 31, 1998.

     Sales of analytical instruments and costs of analytical instruments sold increased modestly. Net margins on sales of analytical instruments declined from 18.7% to 17.8% due to increased equipment turnover, resulting in the purchase of newer and higher priced equipment for sale.

     Rental and operating lease revenue increased from $1.4 million to $2.5 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry into the Portfolio Finance & Lessor Acquisition activities after the expiration of a non-compete agreement in September 1997.

     Direct finance lease income increased from $1.1 million to $2.1 million due to a substantially higher level of finance lease receivables outstanding resulting from an increase in lease originations and the acquisition of Comstock Leasing. The average finance lease receivables outstanding increased 97%.

     As a consequence of the decline in the number of leases serviced by the Company for unrelated parties due to a non-compete agreement, which expired in September 1997, fee income, for the three-month period, declined from $0.4 million to $0.3 million.

     During the first quarter of 1998, the Company completed a securitization realizing a gain on the sale of lease financing receivables of $0.7 million. No securitization occurred in the first quarter of 1997.

     Gains on remarketing of leased equipment of $0.2 million were up modestly from the comparable period in the prior year. Gains on remarketing of leased equipment fluctuate based on the maturity of leases.

     During the first quarter, the Company experienced a run-up in the value of certain warrants held by the Company and consequently elected to sell a portion of these warrants realizing a gain of $2.1 million. For the same period of 1997, the Company sold certain equity participation rights realizing a gain of $0.1 million.

     Interest income increased from $0.2 million to $0.4 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Other income, which consists primarily of interim rents received and fees earned in connection with Select Growth Leasing commitments, increased from $0.1 million to $0.2 million primarily due to the increase in the volume of Select Growth leases originated by the Company.

     Net selling, general and administrative expenses increased to $3.7 million from $1.9 million primarily as a result of additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance & Lessor Acquisition activities, increased business activity and an acquisition completed in February 1998.

     Interest expense increased from $0.8 million to $1.7 million due primarily to an increase in average borrowings. The increase in average borrowings resulted from increased lease originations and an acquisition.

     Depreciation of equipment, increased from $0.9 million to $1.5 million. Such increase was attributable to a 73% increase in equipment held for rental and operating leases primarily resulting from the acquisitions of portfolios of operating leases referred to above.

     The provision for credit losses increased from $0.2 million to $0.6 million due to the volume of new leases originated. Such provisions remained at 0.6% of direct finance lease receivables at the end of the respective periods.

     The Company's effective tax rate was 38.6% for the three month period ended March 31, 1998 compared to 37.1% in the same period of 1997. The increase results from the reduction in deferred taxes for prior periods recognized in 1997.

Liquidity and Capital Resources

      General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company funds its operations primarily through cash flow from operations, borrowings under the Senior Credit Facility, non-recourse and recourse loans, and proceeds from securitizations. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases originated and portfolio of rental equipment as well as fund its Portfolio Finance & Lessor Acquisition activities. The Company believes that cash flow from its operations, the net proceeds from securitization transactions and other borrowings and amounts available under its Senior Credit Facility will be sufficient to fund the Company's operations for the forseeable future.

      Cash Flow

     Cash flows from operating and financing activities provided by continuing operations are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of residual values, the financing of new lease originations and rental inventory, and securitizations. Cash flows from such activities for the three months ended March 31, 1997 and 1998 were $15.7 million and $38.4 million, respectively. The period to period increase results primarily from the growth in the Company's Portfolio Finance & Lessor Acquisition activities and the securitization completed in the first quarter of 1998.

      Credit Facilities

     As of March 31, 1998, the Company had $100 million available for borrowing under its Senior Credit Facility of which $60.2 million was outstanding. The facility, provides for interest at LIBOR plus 1.25% to 1.75% or the prime rate plus up to 0.25% depending on certain leverage tests, and matures on October 31, 1998.

     In 1997, the Company entered into a Securitization Facility in an initial amount of $60 million and which may be increased to $100 million at the Company's option based on certain conditions. The Securitization Facility provides for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. The terms of the facility permits the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities.

Recently Issued Accounting Pronouncements

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," will affect the disclosure requirements for the Company's 1998 financial statements. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

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

Item 6.     Exhibits and Reports on Form 8-K

      Exhibits

      Exhibit
      Number   Document Description


       27.1    Financial Data Schedule




      Reports on Form 8-K

 The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LINC CAPITAL, INC.
Dated: May 14, 1998

                                         By:        /s/ Martin E. Zimmerman
                                                    -----------------------
                                            Martin E. Zimmerman
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

                                         By:        /s/ Allen P. Palles
                                                    -------------------
                                            Allen P. Palles
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal  Financial
                                             and Accounting Officer)