Form 10-Q
period 1998-06-30
LINC CAPITAL INC
filed 1998-08-14
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


At August 12, 1998, 5,183,688 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.
                               TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION
   Item 1.    Financial Statements:
              Consolidated Statements of Operations -
                Three  and six  months  ended  June  30,  1997  and 1998
                (unaudited)..................................................3
              Consolidated Balance Sheets -
                December 31, 1997 (audited) and June 30, 1998
                (unaudited)..................................................4
              Consolidated Statements of Cash Flows -
                Three  and six  months  ended  June  30,  1997  and 1998
                (unaudited)..................................................5
              Notes to Consolidated Financial Statements.....................7

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................14

PART II.                       OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders..............18
Item 6.    Exhibits and Reports on Form 8-K.................................18

SIGNATURES      ............................................................18

PART I - FINANCIAL INFORMATION
LINC Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)


                                            Three months ended  Six months ended
                                                   June 30,          June 30,
                                                   --------          --------
                                                1997     1998     1997     1998
                                                ----     ----     ----     ----
Net Revenues:
   Sales of equipment.......................   $4,741    9,080   10,252   14,800
   Cost of equipment sold...................    3,739    7,397    8,222   12,097
                                                -----    -----    -----   ------
   Gross profit from sales of equipment.....    1,002    1,683    2,030    2,703
   Rental and operating lease revenue.......    1,740    2,258    3,164    4,714
   Direct finance lease income..............    1,529    3,160    2,598    5,268
   Fee income...............................      390      338      789      594
   Gain on sale of lease financing
      receivables...........................      --     2,891      --     3,588
   Gain on remarketing of leased equipment..       88      540      277      787
   Gain on equity participation rights......       23      610       97    2,678
   Interest income..........................      128      378      338      804
   Other income.............................      240      294      300      521
                                                -----   ------    -----   ------
           Total net revenues...............    5,140   12,152    9,593   21,657
                                                -----   ------    -----   ------

Expenses:
   Selling, general and administrative......    2,035    4,174    3,963    7,855
   Interest.................................    1,026    2,366    1,844    4,036
   Depreciation of equipment under rental
      agreements and operating leases.......      957    1,397    1,858    2,902
   Provision for credit losses..............      245    1,724      479    2,327
                                                -----    -----    -----   ------
           Total expenses...................    4,263    9,661    8,144   17,120
                                                -----    -----    -----   ------

Income from continuing operations before
   income taxes and minority interest.......      877    2,491    1,449    4,537
Income tax expense..........................      322      985      534    1,775
                                                  ---      ---      ---    -----
Income from continuing operations before
   minority interest........................      555    1,506      915    2,762
Minority interest...........................      --       --       (13)     --
                                                 ----    -----      ----    ----
Net income from continuing operations.......      555    1,506      902    2,762

Discontinued operations:
  Income (loss) from discontinued
   operations, net of income tax (benefit)
   for the three months ended June 30, 1997
   of $94, and the six months ended
   June 30, 1997 of ($3)....................       63      --       (55)     --
                                                 ====    =====      ====    ====
Net income..................................     $618    1,506      847    2,762
                                                 ====    =====      ====   =====

Per common share:
   Net income from continuing operations
           Basic............................    $0.19     0.29     0.31     0.54
           Diluted..........................    $0.18     0.28     0.30     0.52

   Net income
           Basic............................    $0.21     0.29     0.29     0.54
           Diluted..........................    $0.20     0.28     0.28     0.52


          See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
                                                         December 31,   June 30,
                                                         ------------   --------
           ASSETS                                            1997         1998
           ------                                            ----         ----
                                                          (Audited)  (Unaudited)

Net investment in direct finance leases and loans.....      $67,264     111,004
Equipment held for rental and operating leases, net...       22,007      24,892
Accounts receivable...................................        6,583       7,737
Securitization residual interest......................        3,017      13,415
Other assets..........................................        8,210      15,763
Goodwill..............................................        1,896       8,749
Cash and cash equivalents.............................          --        5,883
                                                           --------     --------
        Total assets..................................     $108,977     187,443
                                                           ========     =======


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Senior credit facility and other senior notes payable..     $38,117      90,446
Recourse debt..........................................       2,955      12,861
Nonrecourse debt.......................................      17,951      16,418
Accounts payable.......................................       2,985       7,190
Accrued expenses.......................................       2,905       6,030
Customer holdbacks.....................................       1,738       7,424
Subordinated debentures................................       5,386       5,534
Deferred income taxes..................................         236       1,257
                                                            -------       -----
        Total liabilities..............................     $72,273     147,160
                                                            -------     -------


Stockholders' equity:

   Preferred stock, $0.01 par value, 1,000,000
    shares authorized; none outstanding................        --           --
   Common stock $0.001 par value, 15,000,000
    shares authorized; 5,199,591 and 5,249,591
    shares issued; 5,133,688 and 5,183,688 outstanding.          5            5
   Additional paid-in capital..........................     28,840       29,567
   Deferred compensation from issuance of options......       (171)        (146)
   Stock note receivable...............................       (511)        (182)
   Treasury stock, at cost; 65,903 shares..............       (287)        (287)
   Retained earnings...................................      7,902       10,664
   Accumulated other comprehensive income..............        926          662
                                                            ------       ------
        Total stockholders' equity.....................     36,704       40,283
                                                          --------      -------
Total liabilities and stockholders' equity.............   $108,977      187,443
                                                          ========      =======


         See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited)
(Dollars in thousands)

                                                                      Three months ended      Six months ended
                                                                           June 30,               June 30,
                                                                           --------               --------
                                                                       1997        1998       1997        1998
                                                                       ----        ----       ----        ----
Cash flows from operating activities:
  Net income....................................................       $618       1,506        847       2,762
    Adjustments to reconcile net income to net cash
     provided by continuing operations
       Net (income) loss from discontinued operations...........        (63)        --          55         --
       Depreciation and amortization ...........................      1,030       1,569      1,933       3,164
       Direct finance lease income..............................     (1,529)     (3,160)    (2,598)     (5,268)
       Payments on direct finance leases .......................      5,479      21,083      9,839      28,236
       Deferred income taxes ...................................        338         474        464       1,021
       Provision for credit losses..............................        245       1,724        479       2,327
       Gain on sale of lease financing receivables .............        --       (2,891)       --       (3,588)
       Gain on equity participation rights......................        (23)       (610)       (97)     (2,678)
       Amortization of discount.................................         63          75        124         148
       Deferred compensation ...................................        --          --         --           25
       Minority interest .......................................        --          --         202         --
    Changes in assets and liabilities
       Decrease (increase) in receivables.......................      1,123      (1,303)      (726)     (1,638)
       Increase in securitization residual interest.............        --       (8,540)       --      (10,398)
       Increase in other assets ................................     (3,523)    (10,448)      (633)    (13,307)
       Increase (decrease) in accounts payable..................     (1,443)        109       (550)      1,662
       Increase (decrease) in accrued expenses .................      1,623         576       (434)        546
       Increase (decrease) in customer holdbacks ...............     (3,096)      5,698       (646)      5,686
                                                                     ------       -----       ----       -----
Cash provided by continuing operations .........................        842       5,862      8,259       8,700
  Cash flows from discontinued operations.......................      3,881         --       7,851         --
                                                                      -----       -----      -----       -----
Cash provided by operating activities...........................      4,723       5,862     16,110       8,700
                                                                      -----       -----     ------       -----

Cash flows from investing activities:
  Cost of equipment acquired for lease and rental ..............    (12,147)    (70,001)   (22,784)   (101,925)
  Fixed assets purchased .......................................       (107)       (291)      (503)       (468)
  Cash used in acquisitions, net of cash acquired ..............        --      (36,481)       --      (39,180)
  Proceeds from sale of investments ............................         23         610         97       2,678
                                                                    -------    ---------   --------   ---------
Net cash used in investing activities ..........................    (12,231)   (106,163)   (23,190)   (138,895)
                                                                    -------    ---------   -------    ---------

           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited) - (Continued)
(Dollars in thousands)

                                                                      Three months ended      Six months ended
                                                                           June 30,               June 30,
                                                                           --------               --------

                                                                       1997        1998       1997        1998
                                                                       ----        ----       ----        ----

Cash flows from financing activities:
   Net increase in notes payable................................      9,050      32,187     17,550      56,487
   Proceeds from recourse and nonrecourse debt..................        --        3,477        --        4,697
   Repayment of recourse and nonrecourse debt...................     (1,303)     (5,914)    (2,481)    (13,277)
   Proceeds from sales of lease financing receivables,
     net of securitization residual interest....................        --       71,676        --       87,842
   Purchase of stock ...........................................        --         --          (17)        --
   Sale of stock ...............................................        106        --          106         --
   Proceeds from stock notes receivable ........................        --         --          --          329
   Payment of notes from discontinued operations................     (5,036)       --       (8,078)        --
                                                                     ------     -------     ------     -------
Net cash provided by financing activities.......................      2,817     101,426      7,080     136,078
                                                                     ------     -------      -----     -------

Net increase (decrease) in cash.................................     (4,691)      1,125        --        5,883
Cash at beginning of period ....................................      4,691       4,758        --          --
                                                                      =====       =====       =====      =====

Cash at end of period ..........................................       $--        5,883        --        5,883
                                                                     ======       =====       =====      =====

Supplemental disclosures of cash flow information:
   Interest paid ...............................................     $1,080       2,354       1,844      3,738
   Income taxes paid ...........................................        $45         167          70        848

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

(2)    Significant Accounting Policies

       Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

     The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

       Earnings Per Share

     Earnings per share amounts have been determined in accordance with the provisions of SFAS No. 128 and reflect the application of Staff Accounting Bulletin No. 98 issued by the Securities and Exchange Commission effective February 3, 1998. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements. See note 9.

         Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

 (3)    Acquisitions

     Effective January 31, 1998, the Company purchased all of the outstanding common stock of Comstock Leasing, Inc., a small-ticket lessor specializing in office-based information technology equipment. Additionally, effective March 31, 1998, the Company acquired the assets of Monex Leasing, Ltd., a Texas-based lessor of telecommunications, business, and other equipment. The aggregate consideration for these two acquisitions included $2,699,000 in cash payments, net of cash acquired, $2,678,000 in installment notes, 50,000 shares of the Company's common stock valued at approximately $725,000, and future contingent payments of up to $3,900,000 in cash and 48,528 shares of the Company's common stock. The fair value of assets purchased and liabilities assumed in the acquisitions were $30,389,000 and $25,864,000, respectively. Both acquisitions have been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition. These acquisitions had no significant impact on results of operations for the six months ended June 30, 1998.

     Effective June 30, 1998, the Company acquired the assets and business of Spectra Precision Credit Corp. (Spectra), the finance subsidiary of Spectra Precision, Inc. Spectra Precision, Inc. is an international manufacturer of laser-based leveling and alignment instruments, machine control systems, surveying instruments and software. Spectra provides leasing, financing, and rental services to direct sales offices and dealer/distributors of Spectra Precision's products. The consideration paid was $39,939,000, net of cash acquired, including the assumption of $3,458,000 of Spectra's liabilities, plus future contingent consideration of up to $3,500,000. The fair value of assets purchased in the acquisition was $35,829,000. The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business has been included in the consolidated financial statements since the date of acquisition.

      The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 and 1998 are presented as if the Spectra acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                           Pro Forma
                                                   Six months ended June 30,
                                                  1997                   1998
                                                  ----                   ----
                                                         (In thousands,
                                                    except per share amounts)
Pro forma net revenues......................       $11,768           $24,233
Pro forma net income from continuing
 operations.................................         1,063             2,530
Pro forma net income from continuing
 operations per common share
   Basic....................................         $0.36             $0.49
   Diluted..................................         $0.35             $0.47



(4)    Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:

                                                  December 31,   June 30,
                                                     1997          1998
                                                 -------------  -----------
                                                       (In thousands)

Lease and loan contracts receivable in
   installments .........................          $ 78,036      $ 127,594
Estimated residual value of leased
   equipment .............................            4,677          8,802
Unearned income ...........................         (13,276)       (22,430)
Allowance for doubtful receivables .......           (2,173)        (2,962)
                                                   --------      ---------
Net investment ...........................         $ 67,264      $ 111,004
                                                   ========      =========

     At June 30, 1998 future lease and loan contract payments to be received on direct finance leases and loans are as follows:


                                                         Amount
                                                       ------------
                                                      (In thousands)
         Year Ending December 31,
              1998...................................   $   29,712
              1999...................................       40,030
              2000...................................       30,220
              2001...................................       17,654
              2002 and thereafter....................        9,978
                                                       ------------
         Future lease contract payments..............    $ 127,594
                                                       ============

     At June 30, 1998 certain future lease contract payments have been assigned to financial institutions (note 8).

(5)   Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                                December 31,   June 30,
                                               -------------  ----------
                                                  1997          1998
                                                ---------     --------
                                                    (In thousands)
    Equipment under operating leases.........    $ 6,649      $ 7,253
    Equipment under rental agreements........     15,358       17,639
                                                --------     --------
    Net book value...........................    $22,007      $24,892
                                                =========    =========

     The book values presented in the above table are net of accumulated depreciation of $7,067,000, and $8,054,000 at December 31, 1997 and June 30, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

     At June 30, 1998 future contract payments to be received on operating leases are as follows:

                                                           Amount
                                                         ----------
                                                      (In thousands)
         Year Ending December 31,
              1998...................................      $ 1,306
              1999...................................        2,327
              2000...................................        1,089
              2001...................................          515
              2002 and thereafter....................          452
                                                       ------------
         Future contract lease payments to be received     $ 5,689
                                                       ============

     At June 30, 1998 certain future contract payments have been assigned to financial institutions (note 8).

(6)   Securitization Facility

     Under the Company's securitization facility, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a bank conduit facility which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A securitization is treated as a sale and a gain on sale of lease financing receivables is recognized upon the securitization. The difference between the aggregate principal balance and the proceeds received, net of an allowance for doubtful receivables, is reflected on the balance sheet as the securitization residual interest. A portion of the proceeds from the sale of leases is required to be held in a separate restricted account as collateral for the leases sold. This amount is recorded as restricted cash and included in other assets on the balance sheet at June 30, 1998.

     During June 1998, the Company securitized leases with a net book value of $80,367,000. The securitization was treated as a sale and a gain on sale of lease financing receivables of $2,891,000 was recognized.

(7)    Loss Experience and Reserves

     The following table sets forth the amount of delinquencies as a percentage of Gross Contract Balance of leases and loans included in the Company's owned and securitized lease portfolio as of the period indicated and net charge-offs as a percentage of the Company's remaining net investment in direct finance leases and loans as of the end of the period indicated. Additionally, the table sets forth loss reserves provided for on the Gross Contract Balance as well as holdback reserves on portfolio acquisitions as of December 31, 1997 and June 30, 1998.

                                                      December 31,    June 30,
                                                          1997          1998
                                                      ------------   ----------
                                                             (In thousands)
Select Growth:
      Gross Contract Balance......................      $56,654       $64,842

      31 - 60 days past due.......................        11.31%         2.38%
      61 - 90 days past due.......................         0.00%         0.58%
      Over 90 days past due.......................         0.00%         0.00%

Portfolio Finance:
      Gross Contract Balance......................      $31,630        $91,723

      31 - 60 days past due.......................         0.39%         1.15%
      61 - 90 days past due.......................         0.18%         0.33%
      Over 90 days past due.......................         0.02%         0.28%


Small Ticket and Vendor:
      Gross Contract Balance......................       $9,352       $83,738

      31 - 60 days past due.......................        11.70%         1.65%
      61 - 90 days past due.......................         5.76%         1.59%
      Over 90 days past due.......................         9.98%         0.54%

Totals:
      Gross Contract Balance......................      $97,636      $240,303

      31 - 60 days past due.......................         7.81%         1.65%
      61 - 90 days past due.......................         0.61%         0.84%
      Over 90 days past due.......................         0.96%         0.30%

Average net investment in leases and loans owned
 & managed........................................      $58,234      $153,512
Net charge-offs...................................          171         1,666
Net charge-off percentage.........................         0.29%         1.09%


Allowance for doubtful receivables included in:
  Net investment in direct finance leases and loans        $2,173        $2,962
  Securitization residual interest                            328         1,141
  Holdback reserves on portfolio
     acquisitions                                             603         4,544
                                                        ----------    ----------
Total allowance and holdbacks                              $3,104        $8,647
                                                        ==========    ==========

     The decrease in delinquencies as a percentage of Gross Contract Balance at June 30, 1998 from year end is attributable to improvement in collections and charge-offs taken on certain delinquent Select Growth leases. During the quarter, the Company recovered the assets related to three Select Growth leases and either sold the assets or wrote them down to net realizable vlaue.
Charge-offs for these accounts totaled $1,456,000 on an net investment of $5,799,000.

(8)   Debt

      Notes Payable

     Notes payable to banks and others were as follows:

                                                       December 31,    June 30,
                                                         1997           1998
                                                      ------------   ----------
                                                              (In thousands)
   Senior credit facility..................                $35,850      $85,500
   Other...................................                  2,267        4,946
                                                          --------     --------
                                                           $38,117      $90,446
        Total..............................               ========     ========

     At December 31, 1997 and June 30, 1998, the Company along with its divisions LINC Quantum Analytics and LINC Capital Partners, ("the Borrowers"), had available a senior credit facility in the amount of $100,000,000, of which $35,850,000, and $85,500,000 at December 31, 1997 and June 30, 1998,
respectively, was outstanding. The weighted-average interest rate on the senior credit facility at December 31, 1997 and June 30, 1998 was 7.32% and 7.00%, respectively. In August 1998, the facility was amended and increased to $125,000,000. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below $25,000,000 and 0.50% on the unused daily balance above $25,000,000. The facility is secured by substantially all of the assets of the borrowers and is used by the borrowers to finance acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1998 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2000.

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

     At  June  30,  1998  the  future  principal   maturities  of  recourse  and
nonrecourse debt are as follows:

                                                      Amount
                                                   -------------
                                                  (In thousands)
    Year Ending December 31,
         1998...................................       $  7,315
         1999...................................         10,785
         2000...................................          6,734
         2001...................................          3,516
         2002 and thereafter....................            929
                                                   -------------
    Total recourse and nonrecourse
       discounted lease rentals.................       $ 29,279
                                                   =============

(9)    Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations.


                                                  Three months ended              Six months ended
                                                        June 30,                      June 30,
                                               --------------------------     -------------------------
                                                 1997           1998             1997          1998
                                               ----------    ------------     -----------   -----------
                                                        (In thousands, except per share data)
Numerator for basic and diluted earnings
 per share from continuing operations
   Net income from continuing operations            $555           1,506             902         2,762
                                               ----------    ------------     -----------   -----------
Denominator for basic earnings per share
   Weighted average shares                     2,946,854       5,183,688       2,948,234     5,158,826
   Effect of dilutive stock options              102,926         203,387         102,926       201,389
                                               ----------    ------------     -----------   -----------
Denominator for diluted earning per share
   Adjusted weighted average shares            3,049,780       5,387,075       3,051,160     5,360,215
                                               ----------    ------------     -----------   -----------
Net income from continuing operations:
   Basic earnings per share                         $.19             .29             .31           .54
                                               ==========    ===========      ===========   ===========
   Diluted earnings per share                       $.18             .28             .30           .52
                                               ==========    ============     ===========   ===========


(10)    Comprehensive Income

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

     The components of comprehensive income, net of related tax, for the six months ended June 30, 1997 and 1998 are as follows:

                                              Six months ended June 30,
                                            ------------------------------
                                              1997              1998
                                            ----------       ----------
                                                    (In thousands)
Net income ..............................      $847            $2,762

Other comprehensive income, net of tax:
   Unrealized holding loss arising
   during period net of reclassification
   adjustment for gains included
   in net income ........................       (20)             (264)
                                               ----             ------
Comprehensive income ....................      $827            $2,498
                                               ====             ======

     Accumulated other comprehensive income, net of tax, at December 31, 1997 and June 30, 1998 consists of unrealized gains on securities of $926,000 and $662,000, respectively.

(11)    Segment Information

     The Company's operations have been classified into two business segments: select growth/portfolio finance and instrument rental and distribution. The select growth/portfolio finance segment includes the Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities. The instrument rental and distribution segment includes Instrument Rental & Distribution activities.

                                                    Select
                                                    Growth/        Instrument
                                                   Portfolio        Rental &
                                                    Finance       Distribution      Consolidated
                                                    -------       ------------      ------------
                                                                 (In thousands)
Six months ended June 30, 1997
    Total net revenues........................       $4,490           5,103           9,593
    Depreciation and amortization expense.....          209           1,724           1,933
    Total expenses............................        3,417           4,727           8,144
    Income from continuing operations before
      income taxes and minority interest......        1,073             376           1,449
    Capital expenditures......................       20,889           2,398          23,287
    Total assets..............................       60,976          20,689          81,665

Six months ended June 30, 1998
    Total net revenues........................      $15,609           6,048          21,657
    Depreciation and amortization expense.....        1,197           1,892           3,089
    Total expenses............................       12,098           5,022          17,120
    Income from continuing operations before
      income taxes and minority interest......        3,511           1,026           4,537
    Capital expenditures......................       98,309           4,084         102,393
    Total assets..............................      161,382          26,061         187,443

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

     Net income from continuing operations ("net income") for the three months ended June 30, 1998 was $1.5 million, or $0.28 per diluted common share compared to $555,000, or $0.18 per diluted common share for the comparable period in 1997. Net income for the six months ended June 30, 1998 was $2.8 million or $0.52 per diluted common share compared to $902,000 or $0.30 per diluted common share for the six months ended June 30, 1997. The increase in net income in the three and six months ended June 30, 1998 compared to the earlier period is primarily due to increased earnings from the completion of securitizations, gains recognized on the sale of equity participation rights, and increased earnings contributions from the Company's Instrument Rental & Distribution activities. New lease originations grew from $23.9 million for the six months ended June 30, 1997 to $107.8 million (excluding leases funded in connection with acquisitions) for the six months ended June 30, 1998. Interest expense increased as a result of an increase in borrowings to fund new lease originations, and selling, general, and administrative expenses increased as a result of two acquisitions and the building of the Company's sales and operations organization. Additionally, the provision for doubtful accounts increased from 5.0% of net revenues for the six months ended June 30, 1997 to 10.7% of net revenues of the comparable current year period.


Results of Continuing Operations

      Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1998

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased $1.1 million for the three months ended June 30, 1998 from $0.6 million for June 30, 1997 to $1.7 million for June 30, 1998. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities increased from $0.3 million to $0.8 million for the three months ended June 30, 1998.

     Sales of analytical instruments increased from $4.7 million to $9.1 million and costs of analytical instruments sold increased from $3.7 million to $7.4 million due to an increase in volume resulting from increased market penetration and a promotional trade-in program offered by Hewlett-Packard, the Company's largest supplier. However, net margins on sales of analytical instruments declined from 21.1% to 18.5% primarily as a result of lower gross margins on sale type leases originated in the Company's Instrument Rental & Distribution activities during the three months ended June 30, 1998.

     Rental and operating lease revenue increased from $1.7 million to $2.3 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry into Portfolio Finance & Lessor Acquisition activities after the expiration of a non-compete agreement in September 1997.

     Direct finance lease income increased from $1.5 million to $3.2 million due to a substantially higher level of finance lease receivables outstanding resulting from the acquisitions of Comstock Leasing and Monex Leasing and an increase in lease originations in the Company's other leasing businesses. The average finance lease receivables outstanding increased 132%.

     As a consequence of the decline in the number of leases serviced by the Company for unrelated parties due to a non-compete agreement, which expired in September 1997, fee income, for the three-month period, declined from $0.4 million to $0.3 million. The total decline was partially offset by an increase in servicing fees received in connection with the servicing of the securitized leases.

     During the second quarter of 1998, the Company securitized leases with a net book value of $80.4 million realizing a gain on the sale of lease financing receivables of $2.9 million. No leasese were securitized by the Company in the second quarter of 1997.

     Gains on remarketing of leased equipment of $0.5 million were realized in the three months ended June 30, 1998 compared to $0.1 million in the comparable period in 1997. The increase resulted from increased lease maturities in 1998.

     Gains on equity participation rights of $0.6 million were realized in the three months ended June 30, 1998. Gains on equity participation rights fluctuate based on the timing of the sale of the Company's equity participation rights and their related value.

     Interest income increased from $0.1 million to $0.4 million primarily due to an increase in interest-bearing notes receivable and equipment loans held by the Company.

     Other income, which consists primarily of interim rents received in connection with Select Growth Leasing activities, increased from $0.2 million to $0.3 million primarily due to the increase in the volume of Select Growth leases originated by the Company.

     Net selling, general and administrative expenses increased from $2.0 million to $4.2 million primarily as a result of additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance & Lessor Acquisition activities, increased business activity and the acquisitions completed in the first quarter of 1998.

     Interest expense increased from $1.0 million to $2.4 million due primarily to an increase in average borrowings. The increase in average borrowings resulted from increased lease originations and the acquisitions of two businesses in the first quarter.

     Depreciation of equipment, increased from $1.0 million to $1.4 million. Such increase was attributable to a 55% increase in equipment held for rental and operating leases primarily resulting from the acquisitions of portfolios of operating leases referred to above.

     The provision for credit losses increased from $0.2 million to $1.7 million due to a six fold increase in lease originations from $11.8 million for the three months ended June 30, 1997 to $72.3 million (excluding leases funded in connection with the acquisition of Spectra Precision Credit Corporation) for the three months ended June 30, 1998. The provision also increased in response to certain charge offs made in the second quarter of 1998. The provision as a percentage of lease originations, excluding the lease portfolio acquired in connection with the acquisition, increased 15% from the comparable percentage in the prior year period primarily as a result of the above referenced charge offs.

     The Company's effective tax rate was 39.5% for the three month period ended June 30, 1998 compared to 36.7% in the same period of 1997. The increase results from the reduction in deferred taxes for prior periods recognized in 1997.

      Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1998

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased $2.4 million from $1.1 million for the six months ended June 30, 1997 to $3.5 million in the six months ended June 30, 1998. Income before taxes and minority interest for the Company's Instrument Rental and Distribution activities increased from $0.4 million to $1.0 million in the current period.

     Sales of analytical instruments increased from $10.3 million to $14.8 million and costs of analytical instruments sold increased from $8.2 million to $12.1 million due to an increase in volume during the second quarter resulting from increased market penetration and a promotional trade-in program offered by Hewlett-Packard, the Company's largest supplier. However, net margins on sales of analytical instruments declined from 19.8% to 18.3% primarily as a result of lower gross margins on sale type leases originated in the Company's Instrument Rental & Distribution activities during the six months ended June 30, 1998.

     Direct finance lease income more than doubled from $2.6 million to $5.3 million as a result of a substantially higher level of finance lease receivables outstanding due to the acquisitions and increase in lease originations. Average finance lease receivables outstanding increased 111%.

     Fee income declined from $0.8 million to $0.6 million as a consequence of the decline in the number of leases serviced by the Company for unrelated parties due to a non-compete agreement, which expired in September 1997.

     During the first half of 1998, the Company securitized leases with a book value of $98.0 million realizing a gain on the sale of lease financing receivables of $3.6 million. No leases were securitized by the Company in the first half of 1997.

     Gains on remarketing of leased equipment of $0.8 million were realized in the six months ended June 30, 1998 compared to $0.3 million in the earlier period. The increase in gains from the comparable period in 1997 resulted from increased lease maturities in 1998.

     During the first half of 1998, the Company experienced an increase in the value of certain warrants held by the Company and consequently elected to sell a portion of these warrants realizing a gain of $2.7 million. For the same period in 1997, the Company sold certain equity participation rights realizing a gain of $0.1 million.

     Interest income increased from $0.3 million to $0.8 million due to an increase in interest-bearing notes receivable and equipment loans held by the Company.

     Other income, which consists primarily of interim rents received in connection with Select Growth Leasing activities, increased from $0.3 million to $0.5 million primarily due to the increase in the volume of Select Growth leases originated by the Company.

     Net selling, general and administrative expenses increased from $4.0 million to $7.9 million. This increase primarily resulted from additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance & Lessor Acquisition activities, increased business activity and two acquisitions completed in the first quarter of 1998.

     Interest expense increased from $1.8 million to $4.0 million due primarily to increased direct finance lease originations and acquisitions and the resulting increase in borrowings.

     Depreciation of equipment increased from $1.9 million to $2.9 million. Such increase was attributable to an increase in equipment held for rental and operating leases primarily resulting from the acquisitions of portfolios of operating leases referred to above.

     The provision for credit losses increased from $0.5 million to $2.3 million due to a substantially higher volume of new leases originated. The provision also increased in response to certain charge offs made in the second quarter of 1998. Lease fundings, excluding portfolios acquired in connection with the Company's acquisitions, increased 352% over the comparable period in the prior year.

     The Company's effective tax rate increased from 36.9% to 39.1% due primarily from the reduction in deferred taxes for prior periods recognized in 1997.

Liquidity and Capital Resources

      General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company funds its operations primarily through cash flow from operations, borrowings under the Senior Credit Facility, proceeds from securitizations, and non-recourse and recourse loans. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases originated and portfolio of rental equipment as well as fund its Portfolio Finance & Lessor Acquisition activities. The Company believes that cash flow from its operations, net proceeds from securitization transactions and other borrowings and amounts available under its Senior Credit Facility will be sufficient to fund the Company's operations for the foreseeable future.

      Cash Flow

     Cash flows from operating and financing activities provided by continuing operations are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of residual values, the financing of new lease originations and rental inventory, and securitizations. Cash flows from such activities increased from $23.3 million for the six months ended June 30, 1997 to $144.4 million for the six months ended June 30, 1998. The increase resulted primarily from the growth in the Company's Portfolio Finance & Lessor Acquisition activities and the securitizations completed in 1998.

      Credit Facilities

     As of June 30, 1998, the Company had $100 million available for borrowing under its Senior Credit Facility of which $85.5 million was outstanding. In August 1998, the facility was amended and increased to $125 million. The amended facility provides for interest at LIBOR plus 1.25% to 1.75% or the prime rate plus up to 0.25% depending on certain leverage tests, and matures on October 31, 1998.

     In 1997, the Company entered into a Securitization Facility in an initial amount of $60 million. In accordance with the terms of the facility, the Company increased the facility to $100 million during the second quarter of 1998. At June 30, 1998, $96.8 million of the facility was utilized. In August 1998, the facility was increased to $150 million. The Securitization Facility provides for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. The terms of the facility permits the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities.

Recently Issued Accounting Pronouncements

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," will affect the disclosure requirements for the Company's 1998 financial statements. The Company does not expect that the adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities, and will not apply to the Company until the year ended December 31, 2000. The Company has not yet evaluated the effect of the pronouncement on its financial statements.

Note on Forward Looking Information

     Certain statements in this Form 10-Q and in other filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment including, but not limited to, those surrounding such forward looking statements and those contained in the Company's other filings with the Commission including the Risk Factors set forth in the Company's Registration Statement in Form S-1 (Reg. No 333-34729), which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the volume of new leases originated, the backlog of unfunded leases and the adequacy of financial resources. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a)  The Annual Meeting of Shareholders was held on May 19, 1998.

     b) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 22, 1998 as Item 1, all seven of the current directors of the Company were elected to the Board of Directors of the Company until the Annual Meeting of Shareholders in 1999. The directors elected were:
Martin E. Zimmerman, Robert E. Laing, Allen P. Palles, Charles J. Aschauer, Stanley Green, Curtis S. Lane, and Terrence J. Quinn. There were 2,691,125 (52%) common shares voted for and 2,492,563 (48%) common shares not voted for each director elected.

     c) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 22, 1998, as Item 2, KPMG Peat Marwick LLP, independent certified public accountants, as auditors, was approved to audit the financial statements for the year ending December 31, 1998. There were 2,691,125 (52%) common shares voted for this proposal and 2,492,563 (48%) common shares not voted.

Item 6.     Exhibits and Reports on Form 8-K

     a)  Exhibits

      Exhibit
      Number   Document Description


      27.1     Financial Data Schedule
      27.2     Restated Financial Data Schedule

     b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LINC CAPITAL, INC.
Dated: August 13, 1998

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