Form 10-Q
period 1998-09-30
LINC CAPITAL INC
filed 1998-11-16
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


At November 12, 1998, 5,183,688 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                               TABLE OF CONTENTS
                                                                            Page
PART I.                      FINANCIAL INFORMATION

   Item 1.    Financial Statements:
              Consolidated Statements of Operations -
                Three  and nine  months  ended  September  30,  1997
                            and 1998(unaudited)................................3
              Consolidated Balance Sheets -
                December 31, 1997 and September 30, 1998 (unaudited)...........4
              Consolidated Statements of Cash Flows -
                Three  and nine  months  ended  September 30, 1997 and
                      1998(unaudited)..........................................5
              Notes to Consolidated Financial Statements.......................7

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................15

PART II.                       OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................................22

SIGNATURES      ..............................................................23

PART I - FINANCIAL INFORMATION
LINC Capital, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(Dollars in thousands, except per share data)

                                            Three months ended Nine months ended
                                                September 30,     September 30,
                                                   --------          --------
                                                1997     1998     1997     1998
                                                ----     ----     ----     ----
Net Revenues:
   Sales of equipment..........................$5,900    8,425   16,152   23,225
   Cost of equipment sold...................... 4,791    6,861   13,013   18,958
                                                -----    -----   ------   ------
   Gross profit from sales of equipment........ 1,109    1,564    3,139    4,267
   Rental and operating lease revenue.......... 1,870    2,274    5,034    6,988
   Direct finance lease income................. 1,728    3,580    4,326    8,848
   Fee income..................................   252      937    1,041    1,531
   Gain on sale of lease financing
      receivables..............................   --     3,251      --     6,839
   Gain on remarketing of leased equipment.....   120      678      397    1,465
   Gain on equity participation rights.........    20    1,131      117    3,809
   Interest income.............................   228      543      566    1,347
   Other income................................   159      429      459      950
                                                -----   ------   ------   ------
           Total net revenues.................. 5,486   14,387   15,079   36,044
                                                -----   ------   ------   ------
Expenses:
   Selling, general and administrative......... 2,207    5,685    6,149   13,473
   Interest.................................... 1,188    2,736    3,032    6,772
   Depreciation of equipment under rental
      agreements and operating leases.......... 1,022    1,606    2,880    4,508
   Goodwill amortization.......................    26      102       47      169
   Provision for credit losses.................   230    1,435      709    3,762
                                                -----   ------   ------   ------
           Total expenses...................... 4,673   11,564   12,817   28,684
                                                -----   ------   ------   ------
Income from continuing operations before
   income taxes and minority interest..........   813    2,823    2,262    7,360
Income tax expense.............................   333    1,148      867    2,923
                                                  ---    -----      ---    -----
Income from continuing operations before
   minority interest...........................   480    1,675    1,395    4,437
Minority interest..............................   --       --       (13)     --
                                                 ----    -----    ------    ----
Net income from continuing operations..........   480    1,675    1,382    4,437
Discontinued operations:
   Loss from  discontinued operations, net of
   income tax benefit for the three months
   ended September 30,1997 of $222, and the
   nine months ended September 30, 1997 of $206  (347)     --      (402)     --
                                                 =====   =====     =====    ====
Net income.....................................  $133    1,675      980    4,437
                                                 ====    =====     =====   =====

Per common share:
   Net income from continuing operations
           Basic............................    $0.15     0.32     0.45     0.86
           Diluted..........................    $0.15     0.31     0.44     0.83
   Net income
           Basic............................    $0.04     0.32     0.32     0.86
           Diluted..........................    $0.04     0.31     0.31     0.83


          See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share data)


                                                           December    September
                                                              31,          30,
                                                         ------------   --------
             ASSETS                                         1997         1998
             ------                                         ----         ----

Net investment in direct finance leases and loans.....      $67,264     100,112
Equipment held for rental and operating leases, net...       22,007      24,352
Accounts receivable...................................        6,583       7,999
Securitization residual interest......................        3,017      19,486
Other assets..........................................        8,210      15,471
Goodwill..............................................        1,896       8,822
Cash and cash equivalents.............................          --        6,493
                                                           --------     --------
        Total assets..................................     $108,977     182,735
                                                           ========     =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Senior credit facility and other senior notes payable..     $38,117      85,446
Recourse debt..........................................       2,955       7,367
Nonrecourse debt.......................................      17,951      14,555
Accounts payable.......................................       2,985       9,749
Accrued expenses.......................................       2,905       7,495
Customer holdbacks.....................................       1,738       9,292
Subordinated debentures................................       5,386       5,612
Deferred income taxes..................................         236       1,624
                                                            -------       -----
        Total liabilities..............................     $72,273     141,140
                                                            -------     -------
Stockholders' equity:

   Preferred stock, $0.01 par value, 1,000,000
    shares authorized; none outstanding................        --           --
   Common stock $0.001 par value, 15,000,000
    shares authorized; 5,199,591 and 5,249,591
    shares issued; 5,133,688 and 5,183,688 outstanding.          5            5
   Additional paid-in capital..........................     28,840       29,567
   Deferred compensation from issuance of options......       (171)        (135)
   Stock note receivable...............................       (511)        (182)
   Treasury stock, at cost; 65,903 shares..............       (287)        (287)
   Retained earnings...................................      7,902       12,339
   Accumulated other comprehensive income..............        926          288
                                                            ------       ------
        Total stockholders' equity.....................     36,704       41,595
                                                          --------      -------
Total liabilities and stockholders' equity.............   $108,977      182,735
                                                          ========      =======


         See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited)
(Dollars in thousands)

                                                                      Three months ended      Nine months ended
                                                                         September 30,          September 30,
                                                                           --------               --------
                                                                       1997        1998       1997        1998
                                                                       ----        ----       ----        ----
Cash flows from operating activities:
  Net income....................................................       $133       1,675        980       4,437
    Adjustments to reconcile net income to net cash
     provided by continuing operations
       Net loss from discontinued operations....................        347         --         402         --
       Depreciation and amortization ...........................      1,280       1,835      3,213       4,999
       Direct finance lease income..............................     (1,728)     (3,580)    (4,326)     (8,848)
       Payments on direct finance leases .......................      7,622      18,407     17,461      46,643
       Deferred income taxes ...................................        196         367        660       1,388
       Provision for credit losses..............................        230       1,435        709       3,762
       Gain on sale of lease financing receivables .............        --       (3,251)       --       (6,839)
       Gain on equity participation rights......................        (20)     (1,131)      (117)     (3,809)
       Amortization of discount.................................        113          78        237         226
       Deferred compensation ...................................        --           11        --           36
       Minority interest .......................................        --          --         202         --
    Changes in assets and liabilities
       Increase in receivables..................................     (1,841)       (897)    (2,567)     (2,535)
         Increase in other assets ..............................     (1,960)        125     (2,593)     (6,262)
       Increase (decrease) in accounts payable..................       (402)      2,559       (952)      4,221
       Increase in accrued expenses ............................      1,028       1,554        594       2,100
       Increase (decrease) in customer holdbacks ...............         43       1,868       (603)      7,554
                                                                     ------      ------       ----      ------
Cash provided by continuing operations .........................      5,041      21,055     13,300      47,073
  Cash flows from discontinued operations.......................      4,503         --      12,354         --
                                                                      -----      ------      -----      ------
Cash provided by operating activities...........................      9,544      21,055     25,654      47,073
                                                                      -----      ------     ------      ------

Cash flows from investing activities:
  Cost of equipment acquired for lease and rental ..............    (15,086)    (69,939)   (37,870)   (184,970)
  Fixed assets purchased .......................................       (277)       (312)      (780)       (780)
  Cash used in acquisitions, net of cash acquired ..............        --          --          --      (39,180)
  Receipts on securitization residual interest..................        --        3,956         --        5,781
  Proceeds from sale of investments ............................         20       1,131        117        3,809
                                                                    -------     --------   --------    ---------
Net cash used in investing activities ..........................    (15,343)    (65,164)   (38,533)    (215,340)
                                                                    -------     --------   -------     ---------

           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited) - (Continued)
(Dollars in thousands)


                                                                      Three months ended      Nine months ended
                                                                         September 30,         September 30,
                                                                           --------               --------

                                                                       1997        1998       1997        1998
                                                                       ----        ----       ----        ----
Cash flows from financing activities:
   Net increase (decrease) in notes payable.....................     (2,774)      (5,000)     14,776      44,650
   Proceeds from recourse and nonrecourse debt..................     12,069          --       12,069       4,697
   Repayment of recourse and nonrecourse debt...................       (397)      (7,357)     (2,878)    (19,834)
   Proceeds from sales of lease financing receivables,
     net of securitization residual interest....................        --        57,076        --       144,918
   Purchase of stock ...........................................        --         --            (17)        --
   Sale of stock ...............................................         21        --            127         --
   Proceeds from stock notes receivable ........................        --         --          --            329
   Payment of notes from discontinued operations................     (3,120)       --        (11,198)        --
                                                                     ------      -------     --------    -------
Net cash provided by financing activities.......................      5,799       44,719      12,879     174,760
                                                                     ------      -------      ------     -------

Net increase in cash............................................        --           610        --         6,493
Cash at beginning of period ....................................        --         5,883        --          --
                                                                      =====        =====       =====       =====

Cash at end of period ..........................................       $--         6,493        --         6,493
                                                                     ======        =====       =====       =====

Supplemental disclosures of cash flow information:
   Interest paid ...............................................     $1,297        2,582       3,141       6,320
   Income taxes paid ...........................................     $  --            15          70         863

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

(2)  Significant Accounting Policies

     Basis  of  Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

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

(3)  Acquisitions

     Effective January 31, 1998, the Company purchased all of the outstanding common stock of Comstock Leasing, Inc., a small-ticket lessor specializing in office-based information technology equipment. Additionally, effective March 31, 1998, the Company acquired the assets of Monex Leasing, Ltd., a Texas-based lessor of telecommunications, business, and other equipment. The aggregate consideration for these two acquisitions included $2,699,000 in cash payments, net of cash acquired, $2,678,000 in installment notes, 50,000 shares of the Company's common stock valued at approximately $725,000, and future contingent payments of up to $3,900,000 in cash and 48,528 shares of the Company's common stock. The fair value of assets purchased and liabilities assumed in the acquisitions were $30,389,000 and $25,864,000, respectively. Both acquisitions have been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements since the dates of acquisition. These acquisitions had no significant impact on results of operations for the nine months ended September 30, 1998.

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

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1998 are presented as if the Spectra acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                             Pro Forma
                                                 Nine months ended September 30,
                                                  1997                   1998
                                                  ----                   ----
                                                        (In thousands,
                                                   except per share amounts)

Pro forma net revenues......................       $18,502           $38,620
Pro forma net income from continuing
 operations.................................         1,638             4,247
Pro forma net income from continuing
 operations per common share
   Basic....................................         $0.53             $0.82
   Diluted..................................         $0.52             $0.79

(4)  Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:

                                                  December 31,  September 30,
                                                      1997           1998
                                                 -------------  -------------
                                                        (In thousands)

Lease and loan contracts receivable in
   installments .........................          $ 78,036      $116,026
Estimated residual value of leased
   equipment .............................            4,677         7,257
Unearned income ...........................         (13,276)      (19,806)
Allowance for doubtful receivables .......           (2,173)       (3,365)
                                                   ---------     ---------
Net investment ...........................         $ 67,264      $100,112
                                                   =========     =========

At September 30, 1998 future lease and loan contract payments to be received on direct finance leases and loans are as follows:


                                                         Amount
                                                       ------------
                                 (In thousands)
         Year Ending December 31,
              1998...................................   $ 16,614
              1999...................................     37,639
              2000...................................     29,751
              2001...................................     19,906
              2002 and thereafter....................     12,116
                                                       ------------
         Future lease contract payments..............   $116,026
                                                       ============

     At September 30, 1998 certain future lease contract payments have been assigned to financial institutions (note 8).

(5)  Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                              December 31,   September 30,
                                             -------------   -------------
                                                  1997          1998
                                                ---------     --------
                                                    (In thousands)
    Equipment under operating leases.........    $ 6,649      $ 5,509
    Equipment under rental agreements........     15,358       18,843
                                                --------     --------
    Net book value...........................    $22,007      $24,352
                                                =========    =========

     The book values presented in the above table are net of accumulated depreciation of $7,067,000, and $8,269,000 at December 31, 1997 and September 30, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

     At September 30, 1998 future contract payments to be received on operating leases are as follows:

                                                           Amount
                                                         ----------
                                                        (In thousands)
         Year Ending December 31,
              1998...................................      $  645
              1999...................................       2,391
              2000...................................       1,226
              2001...................................         563
              2002 and thereafter....................         452
                                                       ------------
         Future contract lease payments to be received     $5,277
                                                       ============

     At September 30, 1998 certain future contract payments have been assigned to financial institutions (note 8).

(6)  Securitization Facility

     Under the Company's securitization facility, the Company sells and transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously sells and transfers its interest in the leases to a bank conduit facility which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A securitization is treated as a sale and a gain on sale of lease financing receivables is recognized upon the securitization. The difference between the aggregate principal balance and the proceeds received, net of an allowance for doubtful receivables, is reflected on the balance sheet as the securitization residual interest. A portion of the proceeds from the sale of leases is required to be held in a separate restricted account as collateral for the leases sold. This amount is recorded as restricted cash and included in other assets on the balance sheet at September 30, 1998.

     During September 1998, the Company securitized leases with a book value $51,335,000. Year to date, the Company has securitized leases with a book value of $135,990,000. These amounts are net of bad debt reserves, customer holdbacks, and interests in the securitization retained by the Company of $6,125,000 and $15,682,000, for the three months and nine months ended September 30, 1998, respectively. In connection with its securitization of lease receivables, the Company realized a gain on sale of lease receivables of $3,251,000 in the quarter ended September 30, 1998 and year to date has realized gains of $6,839,000.

(7)  Loss Experience and Reserves

     The following table sets forth the amount of delinquencies as a percentage of Gross Contract Balance of leases and loans included in the Company's owned and securitized lease portfolio as of the period indicated and net charge-offs as a percentage of the Company's remaining net investment in direct finance leases and loans as of the end of the period indicated. Additionally, the table sets forth loss reserves provided for on the Gross Contract Balance as well as holdback reserves on portfolio acquisitions as of December 31, 1997 and September 30,1998.
                                                      December 31, September 30,
                                                          1997          1998
                                                      ------------   ----------
                                                             (In thousands)
Select Growth:
      Gross Contract Balance......................      $56,654       $70,681

      31 - 60 days past due.......................        11.31%         2.84%
      61 - 90 days past due.......................         0.00%         2.11%
      Over 90 days past due.......................         0.00%         1.92%

Portfolio Finance:
      Gross Contract Balance......................      $31,630      $127,669

      31 - 60 days past due.......................         0.39%         1.66%
      61 - 90 days past due.......................         0.18%         1.06%
      Over 90 days past due.......................         0.02%         0.10%

Small Ticket and Vendor:
      Gross Contract Balance......................       $9,352       $93,512

      31 - 60 days past due.......................        11.70%         1.57%
      61 - 90 days past due.......................         5.76%         0.61%
      Over 90 days past due.......................         9.98%         0.33%

Totals:
      Gross Contract Balance......................      $97,636      $291,862

      31 - 60 days past due.......................         7.81%         1.92%
      61 - 90 days past due.......................         0.61%         1.17%
      Over 90 days past due.......................         0.96%         0.61%

Average net investment in leases and loans owned
 & managed........................................      $58,234      $174,611
Net charge-offs...................................          171         1,922
Net charge-off percentage.........................         0.29%         1.10%

Allowance for doubtful receivables included in:
  Net investment in direct finance leases and loans      $2,173        $3,365
  Securitization residual interest                          328         1,899
  Holdback reserves on portfolio
     acquisitions                                           603         4,871
                                                      ----------    ----------
Total allowance and holdbacks                            $3,104       $10,135
                                                      ==========    ==========

     The decrease in delinquencies as a percentage of Gross Contract Balance at September 30, 1998 from year end is attributable to improvement in collections and charge-offs taken on certain delinquent Select Growth leases during the second quarter. The Company recovered the assets related to three Select Growth leases during the second quarter and either sold the assets or wrote them down to net realizable value. Charge-offs for these accounts totaled $1,456,000 on a net investment of $5,799,000.

(8)  Debt

     Notes Payable

     Notes payable to banks and others were as follows:

                                                      December 31, September 30,
                                                         1997           1998
                                                      ------------   ----------
                                                              (In thousands)
   Senior credit facility..................              $35,850       $80,500
   Other...................................                2,267         4,946
                                                        --------      --------
                                                         $38,117       $85,446
        Total..............................             ========      ========

     At December 31, 1997 and September 30, 1998, the Company along with its divisions LINC Quantum Analytics and LINC Capital Partners, ("the Borrowers"), had available a senior credit facility in the amount of $100,000,000 and $125,000,000, respectively, of which $35,850,000, and $80,500,000 at December
31, 1997 and September 30, 1998, respectively, was outstanding. The weighted-average interest rate on the senior credit facility at December 31, 1997 and September 30, 1998 was 7.32% and 7.03%, respectively. In October 1998, the facility was amended and increased to $155,000,000. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or Fed Funds rate plus 1.30% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25% of the facility. The facility is secured by substantially all of the assets of the borrowers and is used by the borrowers to finance acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1999 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2001.

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

        At September 30, 1998 the future principal maturities of recourse and nonrecourse debt are as follows:

                                                      Amount
                                                   -------------
                                                  (In thousands)
    Year Ending December 31,
         1998...................................       $2,945
         1999...................................        9,130
         2000...................................        5,842
         2001...................................        3,136
         2002 and thereafter....................          869
                                                   -------------
    Total recourse and nonrecourse
       discounted lease rentals.................      $21,922
                                                   =============

(9)    Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations.

                                                           Three months ended September          Nine months ended September
                                                                        30,                                  30,
                                                          --------------------------------      -------------------------------
                                                              1997              1998                1997              1998
                                                          -------------    ---------------      -------------     -------------
                                                                         (In thousands, except per share data)
Numerator for basic and diluted earnings
      per share from continuing operations
         Net income from continuing operations            $    480,000     $    1,675,000       $  1,382,000      $  4,437,000
                                                          -------------    ---------------      -------------     -------------
Denominator for basic earnings per share
         Weighted average shares                             3,307,118          5,183,688          3,069,244         5,167,204
         Effect of dilutive stock options                        3,055            166,062             68,449           190,015
                                                          -------------    ---------------      -------------     -------------
Denominator for diluted earning per    share
         Adjusted weighted average shares                    3,310,173          5,349,750          3,137,693         5,357,219
                                                          -------------    ---------------      -------------     -------------
Net income from continuing operations:
         Basic earnings per share                         $        .15     $          .32       $        .45      $        .86
                                                          =============
                                                                           ===============      =============     =============
         Diluted earnings per share                       $        .15     $          .31       $        .44      $        .83
                                                          =============    ===============      =============     =============


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

     The components of comprehensive income, net of related tax, for the nine months ended September 30, 1997 and 1998 are as follows:

                                            Nine months ended September 30,
                                            ------------------------------
                                              1997              1998
                                            ----------       ----------
                                                    (In thousands)
Net income ..............................      $ 980           $4,437
Other comprehensive income, net of tax:
   Unrealized holding gain (loss) arising
    during period net of reclassification
    adjustment for gains included
    in net income ........................       309             (522)
   Foreign currency translation
    adjustments ..........................       --              (116)

                                              ------           ------
Comprehensive income ....................     $1,289           $3,799
                                              ======           ======
     Accumulated other comprehensive income (loss), net of tax, at December 31, 1997 and September 30, 1998 consists of unrealized gains on securities of $926,000 and $404,000 and accumulated currency adjustment of $0 and $(116,000), respectively.

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

                                                              Select Growth/        Instrument
                                                                 Portfolio           Rental &
                                                                  Finance          Distribution          Consolidated
                                                                  -------          ------------          ------------
                                                                                  (In thousands)
Nine months ended September 30, 1997
     Total net revenues....................................        $7,109             7,970                 15,079
     Depreciation and amortization expense.................           437             2,776                  3,213
     Total expenses........................................         5,562             7,255                 12,817
     Income from continuing operations before income taxes
        and minority interest..............................         1,547               715                  2,262
     Capital expenditures..................................        20,873            17,777                 38,650
     Total assets..........................................        68,983            22,900                 91,883

Nine months ended September 30, 1998
     Total net revenues....................................       $26,560             9,484                 36,044
     Depreciation and amortization expense.................         1,905             3,094                  4,999
     Total expenses........................................        20,900             7,784                 28,684
     Income from continuing operations before income taxes
        and minority interest..............................         5,660             1,700                  7,360
     Capital expenditures..................................       179,109             6,641                185,750
     Total assets..........................................       156,047            26,688                182,735


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income

     Net income from continuing operations ("net income") for the three months ended September 30, 1998 was $1.7 million, or $0.31 per diluted common share compared to $480,000, or $0.15 per diluted common share for the comparable period in 1997. Net income for the nine months ended September 30, 1998 was $4.4 million or $0.83 per diluted common share compared to $1.4 million or $0.44 per diluted common share for the nine months ended September 30, 1997. The increase in net income in the three and nine months ended September 30, 1998 compared to the earlier period is primarily due to increased earnings from the completion of securitizations, gains recognized on the sale of equity participation rights, and increased earnings contributions from the Company's Instrument Rental & Distribution activities. New lease originations grew from $37.3 million for the nine months ended September 30, 1997 to $170.3 million (excluding leases funded in connection with acquisitions) for the nine months ended September 30, 1998. Interest expense increased as a result of an increase in borrowings to fund new lease originations, and selling, general, and administrative expenses increased as a result of three acquisitions and the building of the Company's sales and operations organization. Additionally, the provision for doubtful accounts increased from 4.7% of net revenues for the nine months ended September 30, 1997 to 10.4% of net revenues for the comparable current year period.

Results of Continuing Operations

     Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1998

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased $1.6 million for the three months ended September 30, 1998 from $0.5 million for September 30, 1997 to $2.1 million for September 30, 1998. Income before taxes and minority interest for the Company's Instrument Rental & Distribution activities increased from $0.3 million to $0.7 million for the three months ended September 30, 1998.

     Sales of analytical instruments increased from $5.9 million to $8.4 million and costs of analytical instruments sold increased from $4.8 million to $6.9 million due to an increase in volume resulting from increased market penetration and a promotional trade-in program offered by Hewlett-Packard, the Company's largest supplier. Net margins on sales of analytical instruments was 18.8% in the 1997 period and 18.6% in the 1998 period.

     Rental and operating lease revenue increased from $1.9 million to $2.3 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry into Portfolio Finance & Lessor Acquisition activities after the expiration of a non-compete agreement in September 1997.

     Direct finance lease income increased from $1.7 million to $3.6 million due to a substantially higher level of finance lease receivables outstanding resulting from the acquisitions of Comstock Leasing, Monex Leasing, and Spectra Precision Credit Corp. and an increase in lease originations in the Company's other leasing businesses. The average finance lease receivables outstanding increased 108%.


        Fee income, for the three-month period, increased from $0.3 million to $0.9 million. This increase was attributable to the receipt of deferred servicing fees relating to a third party lease portfolio serviced by the Company and an increase in servicing fees received in connection with the servicing of the securitized leases.

     During the third quarter of 1998, the Company securitized leases with a book value of $51.3.million, net of reserve for doubtful accounts, customer holdbacks and retained securitization interest of $6,125,000. In connection with the securitization, a gain on the sale of lease financing receivables of $3.3 million was realized. No leases were securitized by the Company in the third quarter of 1997.

     Gains on remarketing of leased equipment of $0.7 million were realized in the three months ended September 30, 1998 compared to $0.1 million in the comparable period in 1997. The increase resulted from increased lease maturities in 1998.

     Gains of $1.1 million were realized from the sale of equity participation rights in the three months ended September 30, 1998. Gains on equity participation rights fluctuate based on the timing of the sale of the Company's equity participation rights and their related value.

     Interest income increased from $0.2 million to $0.5 million primarily due to an increase in interest-bearing notes receivable and equipment loans held by the Company.

     Other income, which consists primarily of interim rents received in connection with Select Growth Leasing activities and late fees, increased from $0.2 million to $0.4 million primarily due to the increase in the volume of Select Growth leases originated by the Company and the collection of late fees on the Company's small ticket lease portfolio.

     Net selling, general and administrative expenses increased from $2.2 million to $5.7 million primarily as a result of additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance & Lessor Acquisition activities, the acquisitions completed in the first and second quarter of 1998, increased business activity, and the occurrence of certain expenses, including legal, consulting, and other expenses, at higher levels than expected to occur during the balance of the year.

     Interest expense increased from $1.2 million to $2.7 million due primarily to an increase in average borrowings. The increase in average borrowings resulted from increased lease originations and the acquisitions of businesses in the first and second quarter.

     Depreciation of equipment, increased from $1.0 million to $1.6 million. Such increase was attributable to a 35% increase in equipment held for rental and operating leases primarily resulting from the acquisitions of portfolios of operating leases referred to above.

         Goodwill amortization of $0.1 million increased over the prior year period due to the three acquisitions completed in the first half of 1998.

     The provision for credit losses increased from $0.2 million to $1.4 million due to a nearly five fold increase in lease originations to $62.8 million for the three months ended September 30, 1998.

     The Company's effective tax rate was 40.7% for the three month period ended September 30, 1998 compared to 41.0% in the same period of 1997.

      Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1998

     Income before taxes and minority interest for the Company's Select Growth Leasing and Portfolio Finance & Lessor Acquisition activities increased $4.2 million from $1.5 million for the nine months ended September 30, 1997 to $5.7 million in the nine months ended September 30, 1998. Income before taxes and minority interest for the Company's Instrument Rental and Distribution activities increased from $0.7 million to $1.7 million in the current period.

     Sales of analytical instruments increased from $16.2 million to $23.2 million and costs of analytical instruments sold increased from $13.0 million to $19.0 million due to an increase in volume during the second and third quarters resulting from increased market penetration and a promotional trade-in program offered by Hewlett-Packard, the Company's largest supplier. However, net margins on sales of analytical instruments declined from 19.4% to 18.4% primarily as a result of lower gross margins on sale type leases originated in the Company's Instrument Rental & Distribution activities during the first half of 1998.

         Rental and operating lease revenue increased from $5.0 million to $7.0 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry into Portfolio Finance & Lessor Acquisition activities after the expiration of a non-compete agreement in September 1997.

     Direct finance lease income more than doubled from $4.3 million to $8.8 million as a result of a substantially higher level of finance lease receivables outstanding due to the acquisitions and increase in lease originations. Average finance lease receivables outstanding increased 87%.

     Fee income increased from $1.0 million to $1.5 million due to the receipt of deferred servicing fees relating to a third party lease portfolio serviced by the Company and an increase in servicing fees in the third quarter received in connection with the servicing of the securitized leases. This increase was partially offset by the decline in the number of leases serviced by the Company for unrelated parties due to a non-compete agreement, which expired in September 1997.

     During September 1998, the Company securitized leases with a book value $51,335,000. Year to date, the Company has securitized leases with a book value of $135,990,000. These amounts are net of bad debt reserves, customer holdbacks, and interests in the securitization retained by the Company of $6,125,000 and $15,682,000, for the three months and nine months ended September 30, 1998, respectively. In connection with its securitization of lease receivables, the Company realized a gain on sale of lease receivables of $3,251,000 in the quarter ended September 30, 1998 and year to date has realized gains of $6,839,000.

     Gains on remarketing of leased equipment of $1.5 million were realized in the nine months ended September 30, 1998 compared to $0.4 million in the earlier period. The increase in gains from the comparable period in 1997 resulted from increased lease maturities in 1998.

     During 1998, the Company experienced an increase in the value of certain warrants held by the Company and consequently elected to sell a portion of these warrants realizing a gain of $3.8 million. For the same period in 1997, the Company sold certain equity participation rights realizing a gain of $0.1 million.

     Interest income increased from $0.6 million to $1.3 million due to an increase in interest-bearing notes receivable and equipment loans held by the Company.

     Other income, which consists primarily of interim rents received in connection with Select Growth Leasing activities and late fees, increased from $0.5 million to $1.0 million primarily due to the increase in the volume of Select Growth leases originated by the Company and the collection of late fees in connection with the Company's small ticket lease portfolio.

     Net selling, general and administrative expenses increased from $6.1 million to $13.5 million. This increase primarily resulted from additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance & Lessor Acquisition activities, three acquisitions completed in 1998, increased business activity, and the occurrence of certain expenses during the third quarter, including legal, consulting, and other expenses, at higher levels than expected to occur during the balance of the year.

     Interest expense increased from $3.0 million to $6.8 million due primarily to increased direct finance lease originations and acquisitions and the resulting increase in borrowings.

     Depreciation of equipment increased from $2.9 million to $4.5 million. Such increase was attributable to an increase in equipment held for rental and operating leases primarily resulting from the acquisitions of portfolios of operating leases referred to above.

         Goodwill amortization of $0.2 million increased over the prior year period due to the three acquisitions completed in the first half of 1998.

     The provision for credit losses increased from $0.7 million to $3.8 million due to a substantially higher volume of new leases originated. The provision also increased in response to certain charge offs made in the second quarter of 1998. Lease fundings, excluding portfolios acquired in connection with the Company's acquisitions, increased 357% over the comparable period in the prior year.

         The Company's effective tax rate was 39.7% for the nine month period ended September 30, 1998 compared to 38.3% in the same period of 1997.

Liquidity and Capital Resources

     General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company funds its operations primarily through cash flow from operations, borrowings under the Senior Credit Facility, proceeds from securitizations, and non-recourse and recourse loans. The Company will continue to require access to significant additional capital to maintain and expand its volume of leases originated and portfolio of rental equipment as well as fund its Portfolio Finance & Lessor Acquisition activities. The Company believes that cash flow from its operations, net proceeds from securitization transactions and other borrowings, and amounts available under its Senior Credit Facility will be sufficient to fund the Company's operations for the foreseeable future.

     Cash Flow

     Cash flows from operating and financing activities provided by continuing operations are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of residual values, the financing of new lease originations and rental inventory, and securitizations. Cash flows from such activities increased from $37.3 million for the nine months ended September 30, 1997 to $221.5 million for the nine months ended September 30, 1998. The increase resulted primarily from the growth in the Company's Portfolio Finance & Lessor Acquisition activities and the securitizations completed in 1998.

     Credit Facilities

     As of  September  30,  1998,  the Company had $125  million  available  for borrowing under its Senior Credit Facility of which $80.5 million was outstanding. In October 1998, the facility was amended and increased to $155 million. The amended facility provides for interest at LIBOR plus 1.25% to 1.75%, prime rate plus up to 0.25%, or the CD rate or Fed Funds rate plus 1.30% to 1.80% depending on certain leverage tests, and matures on October 31, 1999.

     In 1997, the Company entered into a Securitization Facility in an initial amount of $60 million. In accordance with the terms of the facility, the Company increased the facility to $100 million during the second quarter of 1998. In August 1998, the facility was increased to $150 million. At September 30, 1998, $142.0 million of the facility was utilized. The Securitization Facility provides for an interest rate which is 0.55% in excess of 30 day LIBOR and may be converted into an amortizing term facility at any time. The terms of the facility permits the securitization of substantially all of the leases originated in the Company's Portfolio Finance & Lessor Acquisition activities and Instrument Rental & Distribution activities as well as the substantial majority of the leases originated in the Company's Select Growth Leasing activities.

Year 2000 Compliance

         Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1999. Failure to address this problem could result in system failures and the generation of erroneous data. The Company believes that its information technology systems are year 2000 compliant except for certain of the systems of the companies acquired in 1998. As part of its integration strategy, the Company is currently converting the information of the non-compliant information technology systems of the acquired companies onto its own systems. The Company also has several non-IT systems, including voice mail and phone systems, which use dates electronically that are being reviewed for compliance. The Company expects to have all systems year 2000 compliant by the end of the first quarter of 1999 and plans to complete comprehensive, full system testing in the second quarter of 1999. The Company believes that significant third parties in which the Company conducts business with, including parties to the Company's credit facilities, are or will be year 2000 compliant by January 1, 1999.

         The Company has not prepared estimates of costs for the correction of year 2000 issues. Based on information available at this time, including the year 2000 compliance status of information technology systems as well as the anticipated replacement costs for non-compliant systems, the Company does not believe that the cost will have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance of unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business. Such problems, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. Based on its assessment of the year 2000 issue to date, the Company has not developed a contingency plan. However, the Company continues to evaluate the impact of year 2000 issues and will create a contingency plan if considered warranted.


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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     a)  Exhibits

           Exhibit
           Number              Document Description

              10.1(c) Amendment No. 5 to Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent
              10.11(a) Receivables Purchase Agreement, among the Company, LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as Agent
              10.11(b) Second Amendment to Receivables Purchase Agreement, among the Company, LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as Agent
              10.12 Asset Purchase Agreement by and among LINC Capital, Inc., Spectra Precision Credit Corp., Spectra Precision Funding Corporation, and Spectra Precision, Inc. dated June 30, 1998 (incorporated by reference to the Company's Form 8-K dated June 30, 1998).
              27.1             Financial Data Schedule
              27.2             Restated Financial Data Schedule

     b)  Reports on Form 8-K

              On July 15, 1998, the Company filed a current report on Form 8-K reporting under Item 2 thereof the acquisition of Spectra Precision Credit Corp. and Spectra Precision Funding Corporation on June 30, 1998.

              On September 14, 1998, the Company filed a current report on Form 8-K/A dated June 30, 1998, amending Item 7 of the Form 8-K filed on July 15, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LINC CAPITAL, INC.
Dated: November 12, 1998

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