Form 10-K
period 1998-12-31
LINC CAPITAL INC
filed 1999-03-31
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates was approximately $19,558,824 million based upon the sale price of registrant's Common Stock as of March 12, 1999. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed an affiliate.

     At March 12, 1999, 5,235,674 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of LINC Capital, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 1999 to be filed within 120 days of fiscal year end are incorporated by reference into Part III.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I.

        Item 1.    Business ...............................................    1
        Item 2.    Properties..............................................   17
        Item 3.    Legal Proceedings.......................................   17
        Item 4.    Submission of Matters to Vote of Security Holders.......   17

PART II.

         Item 5.   Market for the Registrant's Common Equity and
                       Related Stockholder Matters.........................   18
         Item 6.   Selected Financial Data.................................   19
         Item 7.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................   22
         Item 7A.  Quantitative and Qualitative Disclosures
                   About Market Risk.......................................   30
         Item 8.   Financial Statements and Supplementary Data.............   33
         Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................   33

PART III.

         Item 10.  Directors and Executive Officers of the Registrant......   34
         Item 11.  Executive Compensation..................................   34
         Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management..........................................   34
         Item 13.  Certain Relationships and Related Transactions..........   34

PART IV.

         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.....................................   34

SIGNATURES.................................................................   38

                                     Part I

Item 1.  Business

     General

     LINC Capital, Inc. (the "Company") is a specialty finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. Through the following four business units, the Company provides specialized financing services, including the leasing of equipment and other asset based financing to emerging growth companies, customized leasing and rental programs to vendors and distributors of analytical instruments and other equipment.

o Select Growth Finance (or "Select Growth") directly originates equipment leases and other asset-based financing to emerging growth companies primarily in the healthcare and information technology industries. The Company frequently receives warrants or other equity participation rights in the lessee in addition to its rights as an equipment lessor in the residual value of the equipment.

o Portfolio Finance purchases or finances leases originated by smaller companies within the highly fragmented leasing industry thru warehouse and portfolio purchase programs. Since its re-entry into the Portfolio Finance business in October 1997, the Company has formed lease and lease portfolio purchase relationships with over 20 lessors and has financed over $155 million in leases. By financing the business generated by this target market, the Company provides such companies with access to the capital markets and back office services.

o Rental and Distribution facilitates the short-term trial, use, and acquisition of analytical instruments and related equipment by companies in the environmental and biotechnology industries through rentals, leasing and distribution of such equipment. The Company is a distributor for some of the most significant manufacturers of these types of equipment, including Hewlett-Packard, The Perkin-Elmer Corporation and Varian Associates Inc.

o Vendor Finance assists the sales efforts of manufacturers and distributors by developing leasing programs for the users of equipment sold by the manufacturers and distributors. Since the beginning of 1998, the Company has made four acquisitions of smaller leasing companies having significant levels of vendor relationships.

     The Company primarily conducts its business throughout the United States. California and Texas each account for approximately 15% of the Company's revenues. Otherwise, no state accounts for more than 10% of the Company's revenues. The Company believes, based on its own research and management's extensive knowledge of and experience in the equipment leasing industry, that it is a leading provider of equipment leasing, rental and other services in its specialized markets and its position as such provides significant opportunities for internal and external growth. The Company believes that its extensive experience in these markets and its flexibility in structuring transactions to meet the needs of both its leasing and rental customers provide it with a potential competitive advantage over other sources of such services. For information regarding segment reporting, see note 15 to the Consolidated Financial Statements.

  Background

     The Company's predecessor was organized in 1975 and, from its organization through September 1994, focused its activities primarily in the leasing of equipment to businesses engaged in the healthcare industry. The Company believes that through internal growth and its acquisition of Scientific Leasing Inc. in 1988, it became the largest independent lessor of healthcare equipment in the United States with over $500 million in assets owned or managed in 1993. Based on statements made to the Company by individuals familiar with the securitization industry as well as its own research, the Company believes that it was the first equipment lessor in the U.S. to securitize healthcare equipment leases and related residual values.

     The Company commenced its Select Growth Finance operations in 1986 through its sponsorship and management of limited partnerships, a portion of whose business was providing equipment lease financing to emerging growth companies primarily in the healthcare and information technology industries. Beginning in 1992, the Company focused Select Growth Finance on leasing essential operating equipment to such emerging companies for its own account. The Company originated over $52 million in new leases through its Select Growth Finance activities in 1998 and has originated over $138 million in such leases since 1993.

     The Company first entered the Portfolio Finance business in 1988 through the acquisition of Scientific Leasing Inc., the majority of whose assets consisted of a portfolio of leases of healthcare equipment. In 1994, the Company sold its healthcare equipment leasing and portfolio acquisition and servicing business to LINC Anthem Corporation ("LINC Anthem"), a subsidiary of Anthem Insurance Companies, Inc. In connection with the sale, the Company entered into a non-competition agreement that effectively restricted the Company from participating in Portfolio Finance activities and from originating leases other than to emerging growth companies until September 1997 (the "Non-Compete Agreement"). The Company's Chief Executive Officer, Mr. Zimmerman, and Executive Vice President and Chief Financial Officer, Mr. Palles, participated in the management of LINC Anthem until it was sold in 1996 to an affiliate Newcourt Credit Group (USA), Inc. From 1988 through the end of 1996, the Company and LINC Anthem Corporation purchased or financed over $600 million in leases originated by other smaller lessors. After the sale, Messrs. Zimmerman and Palles returned to the Company on a full-time basis to pursue opportunities in its Select Growth Finance and Rental and Distribution activities. Upon the expiration of the Non-Compete Agreement, the Company reinitiated its Portfolio Finance operations. In 1998 Portfolio Finance originated lease volume in excess of $146 million.

     The Company's Rental and Distribution activities were developed through the acquisition in 1991 of a business founded by Robert E. Laing, the Company's President and Chief Operating Officer, and the acquisition in 1992 of the analytical instruments business of AT&T Capital Corporation. During 1997, the Company purchased the minority interest in its subsidiary, LINC Quantum Analytics, Inc., which conducts the Company's Rental and Distribution activities, from certain officers of the Company including Mr. Laing.

     The expiration of the Non-Compete Agreement allowed the Company to reinitiate its Portfolio Finance business and to establish its Vendor Finance business unit in 1998. The Company believes that its Select Growth Finance, Portfolio Finance, and Instrument Rental and Distribution units assist the sales efforts of equipment manufacturers and distributors. Therefore, management believes that Vendor Finance represents a complementary strategic focus, and, given the highly fragmented nature of the equipment leasing market, an opportunity exists to acquire and consolidate smaller leasing companies with significant vendor relationships. Since the beginning of 1998, the Company has developed its Vendor Finance business unit through the acquisition of the following companies.

o Comstock Leasing Inc., acquired by the Company in February 1998, with offices in Minneapolis and San Francisco, specializes in leasing office-based information technology equipment.
o Monex Leasing, Ltd., acquired by the Company in March 1998, headquartered in Houston, is a lessor of telecommunications and business equipment.
o Spectra Precision Credit Corp., acquired by the Company in June 1998 and based in Dayton, Ohio, was formerly the finance subsidiary of Spectra Precision Group, an international manufacturer of laser-based leveling, alignment and surveying instruments and software.
o Connor Capital Corporation, acquired by the Company in January 1999, is a Chicago area lessor that specializes in developing finance programs for equipment vendors.

     As a result of these acquisitions, the Company now has relationships with nearly 200 vendors and distributors.

     In November 1997, the Company completed its initial public offering of 2,300,000 shares of common stock. The initial public offering gave the Company the additional equity capital required for future internal and external growth. The Company used a combination of equity and debt to finance the 1998 acquisitions and develop its Vendor Finance business unit.

     Equipment Leasing Industry

     The U.S. leasing industry has expanded at a compounded annual growth rate of 15% since 1988, according to data supplied by the Monitor. The Equipment Leasing Association of America (the "ELA") notes that approximately 80% of all U.S. businesses use leasing to acquire some of their assets. Leasing is advantageous since it enables a company to obtain the equipment it needs while preserving cash flow, and may offer favorable accounting and tax treatment. These factors, in management's opinion, are contributing to greater acceptance of leasing as a major financing component of equipment investment. In particular, the emergence of small, growth and technology-oriented businesses in the U.S. economy continues to broaden the market for leasing companies. In fact, industry penetration - based on the percentage of all U.S. business investments that are derived from leases - has increased from 15% in 1978 to 31% in 1998. Recent trends indicate that approximately 30% to 35% of all U.S. business investments in equipment is financed through leasing transactions. Specifically, the ELA notes that leasing financed approximately $180 billion of the $582 billion spent by the U.S. economy on productive assets in 1997.

     The highly fragmented leasing industry is dominated by small companies; 59% of leasing companies in the U.S. have lease origination volume of under $50 million. This statistic implies that many companies in the leasing industry can be characterized as small and perhaps thinly capitalized. Many of these companies fill the important industry niche of "small ticket" (under $250,000 size) transactions. Based on these statistics, management believes that opportunities exist for the Company to acquire leasing companies or finance their lease portfolios.

     Management believes consolidation in the leasing industry will be driven by
(1) basic economies of scale, (2) specialization factors, and (3) the capital constraints of small companies.

     Economies of scale exist in operational and back office functions, especially those that relate to technological platforms. The increasing level of automation often allows companies to increasingly rely on technology to perform tasks previously performed by individuals. Thus, more efficient leasing companies can acquire less efficient leasing companies and spread the costs of technology over larger lease portfolios.

     Specialization will also drive consolidation, as smaller players will be disadvantaged relative to their larger peers who often have better resources - including the skill set and customer service capabilities necessary to attract meaningful partnerships with manufacturers. Consequently, management expects competitive pressures from the larger independent leasing companies to drive smaller companies to seek strategic merger partners.

     Capital availability is primary to the success of any financial services company. The larger leasing companies again have the advantages of lower cost of funds and diversification of funding sources relative to smaller players who can face capital constraints, especially during periods of tight credit. Therefore, larger lessors can acquire smaller companies that benefit from a lower cost of capital.

     Select Growth Finance

     General. The Company's Select Growth Finance activities consist primarily of the direct origination of non-cancelable, full-payout leases and other asset-based financing (primarily accounts receivable) to emerging growth companies in the healthcare and information technology industries. Such companies include device manufacturers, specialized healthcare service companies, extended care providers, manufacturers and developers of technological products, software developers, information service providers, and Internet and telecommunications service companies. Since 1993, the Company has provided leasing to over 125 companies including Bridge Data Corporation, Cardiac Pathways Corporation, Earthlink Network, Inc., Interlink Electronics, Inc., ProBusiness, Inc., Transitional Health Services, and WinStar Communications, Inc. A majority of the Company's Select Growth Leasing clients are supported by institutional private equity investors, which provide capital and management resources to such customers. Such private equity investors include Essex Venture Partners, Oak Investment Partners, Menlo Ventures, Weiss, Peck & Greer, and Welsh Carson Anderson & Stowe.

Leases to individual customers typically include items with an aggregate cost ranging from $250,000 to $3.0 million and cover a broad variety of equipment, each with original purchase prices which are generally less than $100,000 per item. These leases are generally for essential operating equipment, including data processing equipment, production equipment, analytical instruments and medical equipment. For 1998 compared to 1997, Select Growth Finance lease fundings increased to $52.4 million from $32.6 million.

     The Company believes that regulatory reform, consolidations, outsourcing and other fundamental changes in the healthcare industry, expansion of the information technology industry and development of new technologies have promoted the formation and growth of new companies of the type served by its Select Growth Finance activities. Such companies typically have limited access to financing from commercial banks, diversified finance companies and traditional leasing companies. The Company's experience in serving the healthcare and information technology industries enables it to serve the specific needs of its customer base more effectively than its competitors by providing a variety of financing alternatives, such as flexible lease structures, asset-based financing, sale-leaseback transactions and secured credit lines, while maintaining credit quality. In a significant number of its Select Growth Finance transactions, the Company receives warrants or other equity participation rights that provide additional opportunities for profitability upon the sale of such rights.

     Sales and Marketing. Leases are originated by representatives located in Chicago, San Francisco, Boston and Austin, often through a network of independent lease brokers and referrals from institutional private equity investors. The Company has been able to identify prospective clients through marketing personnel having investment banking, financial analysis and industry specific experience; attention to selective information regarding venture capital investments in the healthcare and information technology industries; direct mail advertising and representation at major venture capital conferences and symposia.

     To insure prompt customer response, the Company's marketing personnel have direct access to the Company's customer information data bases which assist them in responding to sales leads, preparing lease proposals and monitoring the progress of a transaction through the underwriting process. In addition, the Company's sales personnel are trained in structuring Select Growth Finance transactions.

     Underwriting. The Company has adopted Credit Policies and Procedures applicable to each of its business units that are periodically reviewed by the Credit Policy Committee of its Board of Directors. In addition, the Company has established a Commitments Committee, the senior members of which are the Company's Chairman and CEO, its President and its Chief Financial Officer. Because of the nature of its Select Growth Finance activities the preponderance of the transactions originated by its Select Growth Finance business unit are reviewed prior to approval by the Company's Commitment's Committee. Based on its 12 years of experience in serving emerging growth companies primarily in the healthcare and information technology industries, as well as its over 23 years in the equipment leasing industry, the Company has developed underwriting and operations criteria, including a specialized credit rating system, for its Select Growth Finance business that have been effective in the selection of lessees and in controlling the Company's exposure to loss. The Company's Select Growth Finance underwriting process is based on due diligence regarding a potential customer's business, management, product, cash flows and institutional investors, as well as the type of equipment to be leased.

Portfolio Finance

     General. The Company reinitiated its Portfolio Finance activities upon the expiration of the Non-Compete Agreement on September 29, 1997. The Portfolio Finance division finances the leases generated by other equipment lessors. In 1998, its first full year of operations since the expiration of the Non-Compete Agreement, the Portfolio Finance division originated over $146 million of leasing volume. The Company has portfolio finance relationships with more than 20 companies and a total portfolio of over 60,000 leases.

     The Company believes there are substantial opportunities in Portfolio Finance due to the fragmented nature of the leasing industry, the inability of small equipment leasing companies to access the cost-efficient asset-backed securities markets to finance their portfolios, and the cost of implementing new technologies to remain competitive. The Company finances leasing companies characterized by: (i) strong customer or vendor relationships; (ii) lease transactions which range in size from $1,000 to $250,000; (iii) needs for committed financing and servicing relationships; and (iv) a focus on customers which are not effectively served by more traditional funding sources.

     Sales and Marketing. In connection with the acquisition and financing of lease portfolios, the Company offers two distinct programs to its customers. Under its Warehouse Line Programs, the Company provides limited warehouse facilities to lessors on a recourse basis. Following a warehouse period that typically will not exceed six months, the Company purchases the related pool of warehoused leases from the lessor on either a partial recourse or nonrecourse basis. Under its Portfolio Finance Programs, the Company acquires portfolios originated over a specified period of time by an unrelated lessor. The purchase is usually credit enhanced by either a holdback reserve and/or, if the creditworthiness of the originating lessor is acceptable, a recourse obligation of the originating lessor. Such credit enhancement is intended to reduce losses under this program. Substantially all of the leases the Company acquires are non-cancelable, full-payout leases. The Company expanded its sales and marketing organization in this segment during 1998.

     Underwriting. The Company has developed established underwriting processes for the management of its Portfolio Finance activities based on the prior experience of its management. The Company performs a detailed due diligence review of each potential customer prior to approval of a Warehouse Line or Portfolio Finance Program. The due diligence process includes site visits, a review of the potential customer's documentation standards, credit policies, customer base, management team, equipment focus and servicing capabilities. In connection with a Warehouse Line Program, the Company utilizes credit applications and credit scoring systems to underwrite each transaction to be financed or purchased. In connection with Portfolio Finance Programs, the Company re-underwrites the transactions in each portfolio utilizing its credit scoring systems.

     Rental and Distribution Activities

     General. The Company's Rental and Distribution activities consist primarily of the rental and distribution of analytical instruments, such as gas and liquid chromatographs, mass spectrometers and atomic absorption systems. Such instruments typically cost between $15,000 and $60,000 each and are used by companies serving the environmental, chemical, pharmaceutical and biotechnology industries to measure the chemical composition of a variety of substances.

     Certain segments of the market for analytical instruments have undergone a fundamental change over the past several years in that vendors have increasingly relied upon independent companies, such as the Company, to take responsibility for the distribution and rental of such equipment. This is consistent with a trend toward outsourcing among providers of a variety of products and services. These vendors have increasingly focused on the manufacture of such equipment and allowed independent companies to focus on other functions such as rental, inventory management and distribution. The Company believes that its expertise has allowed it to become a leading independent distribution and rental company in the analytical instrument market.

     The Company is a distributor for most of the significant manufacturers of this type of equipment, including Hewlett-Packard, The Perkin-Elmer Corporation and Varian Associates Inc. The Company is a designated "Premier Channel Partner" for Hewlett-Packard and believes, based on its own research, that it is the largest independent source of analytical instruments in the U.S. As an outgrowth of its relationship with Hewlett-Packard, the Company, in concert with Hewlett-Packard, has extended its sales and rental programs in Europe to accommodate U.S.-based and new European customers. The Company's position as a distributor of certain types of equipment allows it to purchase such equipment at a discount, which varies, from manufacturer to manufacturer.

     Sales and Marketing. The Company provides analytical instruments, which are customized, calibrated and made ready for use by the Company. The Company typically delivers equipment from its centralized warehouse within 24 hours of receipt of an order. The Company services over 2,500 analytical instrument customers through its sales force of product specialists and orders directed to the Company by its vendors. The Company's customers include environmental testing laboratories, pharmaceutical and chemical manufacturers and biotechnology companies. The Company's five largest Rental and Distribution customers are New York City Medical Examiner, Quanterrra Environmental Services, Inc., State of Minnesota, Commonwealth of Virginia, and Catalytica, Inc. The Company will seek opportunities to capitalize on its distribution and rental expertise and its knowledge of the healthcare market by developing relationships with vendors of medical equipment and acquiring other established rental and distribution companies.

     The Company offers its Rental and Distribution customers generally three types of rental and leasing arrangements: (i) short-term rentals with terms ranging from as short as two weeks to one year; (ii) operating leases with terms ranging from 12 to 48 months; and (iii) full-payout leases with terms ranging from 36 to 60 months. Customers under rental arrangements and operating leases are also offered incentives to purchase the related analytical instrument either during the term of the lease or at the end of the lease by applying a portion of the rental payments made by the customer to the purchase price of the equipment. The Company believes that its ability to provide a wide range of rental, leasing and purchase options provides it with a competitive advantage over other providers of analytical instruments.

     To further promote awareness of its Rental and Distribution activities, the Company advertises in trade publications targeted at key customer groups and participates in numerous trade shows worldwide. In addition, specific mailing lists targeting selected market segments are purchased from specialized database providers. Product-specific marketing literature is mailed on a regular basis to target segments of the Company's over 15,000-account mailing list. Direct mail targeted at prospective users of analytical equipment has proven to be a cost-effective way to attract rent, lease and sale customers and to increase awareness and stimulate demand.

     Operations. When the Company sells new analytical instruments, the equipment is subject to a manufacturer's warranty. When the Company sells used analytical instruments, it typically reconditions the equipment and provides a 90-day warranty. When the Company rents such instruments, it exchanges any instruments requiring service with units from its centralized inventory or provides for on-site service from the manufacturer or an independent service organization. The Company maintains its rental inventory and customizes analytical instruments to meet its customers' needs through a complete repair and reconditioning facility.

         The Company utilizes a combination of proprietary software and software licensed to it by a third party in its rental and distribution activities. All items in the Company's Rental and Distribution inventory are separately bar-coded and tracked. Its systems permit users to access information regarding account history, current activity, status of items in its inventory, utilization, pricing, billing and collections on-line. The Company believes that the long-term experience of it and its management in utilizing these systems provides it with the ability to rapidly respond to customer inquiries and a high level of control over its rental inventory.

Vendor Finance

     General. As part of the sale of its healthcare equipment leasing and portfolio acquisition and servicing businesses in October 1994, the Company entered into the Non-Compete Agreement that effectively restricted the Company from originating leases other than to emerging growth companies until September 1997. On September 29, 1997 this Non-Compete Agreement expired and the Company began to develop a Vendor Finance business unit that management believes strategically complements the Select Growth Finance, Portfolio Finance, and Rental and Distribution business units. Because of the high fragmentation of the equipment leasing industry, management believes that the Company can grow its Vendor Finance business through selecting acquisitions of smaller leasing companies with significant vendor relationships and through their internal growth.

     Acquisitions. The Company focuses on acquiring smaller leasing companies that have potential to grow significantly with access to the Company's lower cost of capital and established infrastructure. In addition, potential acquisitions must have strong management that has demonstrated its ability to develop and execute attractive business plans. These acquisitions are intended to give the Company significant vendor relationships that the Company can leverage in its other three business segments. Management believes that acquisitions should increase the institutional knowledge of the Company by adding equipment and marketing expertise and diversifying the Company's leasing portfolio. The Company has begun to execute this strategy in 1998 and expects to continue to pursue acquisitions of companies meeting these criteria which can be integrated into the Company's organizational structure and which can recognize synergies from the Company's operating systems and geographic presence.

     Since the expiration of the Non-Compete Agreement the Company has acquired four leasing companies which fit the parameters of its acquisition strategy. These acquisitions compliment the Company's core competencies in customizing lease financing arrangements to respond to the needs of vendors and equipment end-users, and in training the vendor's staff in the use of the Company's lease financing products to provide an additional flow of financing volume. Acquisition synergies include allowing management of the acquired companies to focus their activities on marketing, providing a lower cost of funds, permitting products offered to vendors to include rentals and financing to emerging growth companies and providing access to sophisticated lease servicing. The Company expects to continue to expand its Vendor Finance business through expansion and integration of these acquired businesses, as well as through additional acquisitions.

     Comstock Leasing Inc. In February 1998 the Company acquired Comstock Leasing Corporation ("LINC Comstock"), a small-ticket lessor with offices in Minneapolis and San Francisco. LINC Comstock supports vendors as a lessor of office-based information technology. As part of the acquisition, the Company acquired the $7.9 million leasing portfolio of LINC Comstock. LINC Comstock originates its leasing volume through approximately 12 vendor relationships in the information technology industry. The majority of its lease volume is concentrated in Minnesota and California. The average lease transaction has an original equipment cost of $25,000.

     Monex Leasing, Ltd. In March of 1998, the Company acquired Monex Leasing, Ltd. ("LINC Monex"), a vendor-driven equipment lessor headquartered in Houston, Texas. LINC Monex works with distributors and vendors of telecommunications, business and medical equipment, primarily in the Texas market. As part of the acquisition, the Company acquired the $20.6 million lease portfolio of LINC Monex.

     LINC Monex originates leasing volume through its direct relationships with vendors and distributors. Vendors are motivated to promote leasing since LINC Monex will pay the vendor immediately for the equipment and then service the lease with the end user, alleviating the vendor's concerns regarding payment from the end-user. The vendor's salespeople often find that monthly lease payments over time are less daunting to a customer than paying the full purchase price up front and therefore rely on leasing to increase their sales volumes. The average lease has an original equipment cost of $25,000.

     Spectra Precision Credit Corp. The Company acquired substantially all of the assets and business of Spectra Precision Credit Corp. ("Spectra Credit") in June 1998, including its $34.7 million lease portfolio. Prior to the acquisition, Spectra Credit was the finance subsidiary of Spectra Precision, Inc. ("Spectra Precision"), a division of Sweden-based Spectra Precision Group, an international manufacturer of laser-based leveling, alignment and surveying instruments and software used in the construction, agricultural and surveying markets. As part of the acquisition, the Company and Spectra Precision entered into a seven-year vendor agreement in which the Company will have exclusive rights to provide financing services to Spectra Precision's clients in the United States, Canada, and Europe.

     The acquisition of Spectra Credit which has become the LINC Vendor Services Division of the Company ("LINC Vendor Services") expanded the Company's vendor financing business, introduced the Company to new equipment and end-user markets, and provided an international presence with LINC Vendor Service's office in the United Kingdom. Through its formal agreement with Spectra Precision, LINC Vendor Services provides a sophisticated array of leasing options, progress payment programs, floor plan financing and rental services to 24 direct sales offices and more than 140 dealer/distributors of Spectra Precision's products throughout the world. The leases originated by LINC Vendor Services have an average original equipment cost of $18,000.

     LINC Vendor Services believes that it can significantly increase its leasing volume by setting up additional leasing programs with distributors in other niche industries such as medical and dental equipment, broadcasting and telecommunications, and materials handling. The company targets middle-market manufacturers that do not have existing finance programs and works with these companies in developing strategies that will increase unit sales and margins. As part of these efforts, LINC Vendor Services provides the manufacturers with inventory management assistance that focuses on business growth and sales seminars aimed at developing more effective salespeople through reduced sales cycles, increased selling efficiencies, and wider margins.

     Connor Capital Corporation. In January 1999, the Company acquired Connor Capital Corporation ("LINC Connor"), located in suburban Chicago. LINC Connor is an equipment leasing company specializing in captive vendor finance programs. At the time of its acquisition by the Company, LINC Connor had an approximately $10 million leasing portfolio.

     LINC Connor focuses on developing captive finance programs for equipment vendors. The strategy of LINC Connor is to create a virtual company that acts as a leasing arm for its equipment vendors. The virtual company responds to leasing inquiries generated by the vendors and allows each vendor to represent that it has a captive finance subsidiary. Management believes that the virtual company concept, combined with a vendor revenue sharing program, has created demand for LINC Connor's services.

     During 1998, following their acquisition by the Company these businesses collectively generated new equipment leases of $48.0 million.

Lease Portfolio Composition

     Equipment Type. The following table sets forth the Company's percentage of net investment in direct finance leases and loans and the net book value of operating leases, including leases securitized, as of December 31, 1998, by equipment type:

                                                                                                          % Of
Equipment Type                                             Examples                                     Portfolio
--------------                                             --------                                     ---------
Point-of-Sale Devices        Credit card verification equipment                                             27.3%
Information Systems          Personal computers, area networks and workstations                             14.9
Laser Surveying              Laser-based leveling and alignment instruments, machine control
                                systems, and surveying instruments                                          11.8
Production                   Pharmaceutical manufacturing, labeling and dispensing equipment                 9.7
Analytical Instruments       Gas and liquid chromatographs and mass spectrometers                            9.2
Telecommunications           Microwave transmitters, multiplexing equipment and telephone
                                systems                                                                      7.1
Medical                      X-ray machines, infusion pumps and surgical equipment                           6.9
Furniture and Fixtures       Medical and other office furniture                                              5.0
Miscellaneous                Various equipment accessories and other                                         8.1
                                                                                                         -------
                                  Total                                                                    100.0%

     Terms of Equipment Leases. Substantially all equipment leases originated by the Company are net leases with specified non-cancelable terms ranging from three to six years. The essential terms and conditions of all of the Company's leases are substantially similar. In most cases, the lessees are contractually required to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard forms of leases provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are typically automatically incorporated into and deemed a part of the equipment financed.

     Residual Values. Residual equipment values on the Company's balance sheet as of December 31, 1998 totaled approximately $15.5 million. The Company's experience in remarketing equipment and conservative policies toward estimating residual values has resulted in the Company consistently recognizing gains on the remarketing of leased equipment on a historical basis.

     Equity Participation Rights Held in Select Growth Finance Lessees. The Company frequently receives warrants or other equity participation rights from Select Growth Finance clients in connection with its leases to them. Such warrants or rights entitle the Company to purchase common stock or other equity securities of the client at a price generally based on the most recent price paid by the client's private equity investors. The Company typically obtains the rights to have such shares included in registered public offerings of the client's stock. At the time of receipt, the warrant or other equity participation right is recorded as an investment. The Company does not recognize gain or loss on such securities until they are sold. The Company periodically evaluates its portfolio of equity participation rights and expects to sell its equity participation rights as its portfolio companies mature based on its evaluation of the market trends for the related clients' equity securities. As of December 31, 1998, the Company held equity participation rights in 55 companies, nine of which were publicly traded. During 1998, the Company realized an aggregate of $3.8 million in gain from the sale of equity participation rights in three publicly traded companies, approximately $3.4 million of which related to one such company. These results may not be indicative of future performance. At December 31, 1998, the estimated fair value of these securities was $1.1 million inclusive of gross unrealized gains of $0.1 million. Potential gains on both residual values and sale of equity participation rights provide additional sources of revenue to offset the possibility of losses, which may be incurred on Select Growth Finance lessees.

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


                                                         Year ended December 31,
                                                  --------------------------------------
                                                     1998         1997          1996
                                                  -----------  -----------   -----------
                                                            (Dollars in thousands)

Select Growth Finance:

       Gross Contract Balance                        $75,882      $56,654       $30,095

       31 - 60 days past due                            3.07%       11.31%         1.05%
       61 - 90 days past due                            0.07%           -             -
       Over 90 days past due                            1.52%           -             -

Portfolio Finance:

       Gross Contract Balance                       $175,885      $31,630        $2,791

       31 - 60 days past due                            2.13%        0.39%            -
       61 - 90 days past due                            1.27%        0.18%            -
       Over 90 days past due                            0.20%        0.02%            -

Rental and Distribution:

       Gross Contract Balance                        $10,064       $9,352       $10,282

       31 - 60 days past due                            8.88%       11.70%         5.50%
       61 - 90 days past due                               -         5.76%         0.78%
       Over 90 days past due                               -         9.98%         1.94%

Vendor Finance:

       Gross Contract Balance                        $92,478       $    -        $    -

       31 - 60 days past due                            3.37%           -             -
       61 - 90 days past due                            0.61%           -             -
       Over 90 days past due                            1.16%           -             -

Totals:

       Gross Contract Balance                       $354,309      $97,636       $43,168

       31 - 60 days past due                            2.85%        7.81%         2.04%
       61 - 90 days past due                            0.81%        0.61%         0.19%
       Over 90 days past due                            0.73%        0.96%         0.46%

Average net investment in leases and
  loans owned and managed                           $242,757      $61,069       $27,407

Net charge-offs                                        3,116          171           433
Net charge-off percentage                               1.28%        0.28%         1.58%

Allowance for Doubtful receivables included in:
  Net investment in direct finance leases
  and loans                                           $3,791       $2,173        $1,294

  Securitization residual interest                     1,808          328             -

Holdback reserves on portfolio acquisitions            6,104          603             -
                                                  -----------  -----------   -----------
Total allowance and holdbacks                        $11,703       $3,104        $1,294
                                                  ===========  ===========   ===========

Rental Inventory Composition

     Equipment Type. As of December 31, 1998 and 1997, the Company owned and managed an inventory of analytical instruments having an original cost of $26.0 million and $21.7 million, respectively. The Company's inventory of equipment at December 31, 1998 includes over 4,000 items representing more than 500 model types and has an average age of approximately 21 months.

     The following table sets forth the composition of the Company's rental inventory by equipment type as of December 31, 1998:

                                                                                                                 % of
Equipment Type                                        Use                              Price Range             Inventory
--------------                                        ---                              -----------             ---------

Gas Chromatographs               Analysis of evaporated organic compounds          $15,000         $20,000         51.7%
Mass Spectrometers               Separation and analysis of organic compounds       50,000          60,000         15.4
Liquid Chromatographs            Analysis of dissolved organic compounds            15,000          50,000         12.8
Atomic Absorption Systems        Analysis of metals                                 25,000         125,000          5.3
Portable Test Units              Analysis of organic vapor                           5,000          60,000          3.3
Accessories                      Accessories and automatic samplers                  8,000          12,000         11.5
                                                                                                                  -----
       Total                                                                                                      100.0%
                                                                                                                  =====

     Customers. The following table sets forth the Company's percentage of 1998 revenues from the rental and sale of analytical instruments by customer industry:

                    Type Of Customer                        % of Revenue
                    Environmental                                   39.7%
                    Biotechnology                                   17.4
                    Manufacturing                                   11.1
                    Government                                      11.1
                    Chemical                                         9.6
                    Pharmaceutical                                   5.0
                    Other                                            6.1
                                                                     ---
                         Total                                     100.0%
                                                                   =====


     Terms of Equipment Rental Agreements. The terms and conditions of all of the Company's rental agreements are substantially similar. Substantially all of the rental agreements have terms ranging from two weeks to one year. Unlike the Company's typical lease, the rental agreements require the Company to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; and (iii) pay all taxes associated with the equipment.

     Remarketing. Analytical instruments rented by the Company have relatively long economic lives and have not been subject to rapid obsolescence. The Company generally depreciates its rental inventory over a seven-year period to zero salvage value. The Company has realized gains from the sale of used analytical instruments in each year since the inception of this business.

     Capital Resources and Securitizations

     The Company funds its activities through a secured warehouse, revolving credit and term loan facility provided to it by a syndicate of banks under its Senior Credit Facility, as well as recourse and non-recourse loans provided by various financial institutions and a securitization facility. As of December 31, 1998, the Company had $155.0 million available for borrowing under the Senior Credit Facility, of which the Company had borrowed $91.7 million, and the weighted-average interest rate on borrowings under the Senior Credit Facility was 6.58%.

     Upon achieving a sufficient portfolio size of lease receivables, the Company sells or finances a portion of such receivables in the public and private markets, largely through securitizations (in which receivables are first sold to a special purpose entity which then sells or pledges the receivables to the financing parties on a limited recourse basis) or other structured financings (in which the receivables are sold or pledged directly to the financing party on a limited recourse basis). In December 1997, the Company entered into a Securitization Facility in an initial amount of $60 million. The facility was increased to $100 million, $150 million, and $225 million, during the second, third, and fourth quarters of 1998, respectively. Under the Securitization Facility, the Company securitized leases during 1998 and 1997 with a book value of $200.2 million and $15.2 million, respectively. At December 31, 1998, $170.7 million of the facility was utilized.

     The Company's financing objective is to maximize the spread between the yield received on its leases and its cost of funds by obtaining favorable terms on its various financing transactions. As a result of the Company's established track record in the specialty finance industry, the Company believes that terms of its Senior Credit Facility and Securitization Facility are superior or comparable to the terms obtained by other companies in its industry of similar size and credit characteristics. Additionally, during 1999, the Company expects to supplement existing capital resources through raising debt and or/equity financing from other providers.

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

     Employees

     As of March 12, 1999, the Company employed 172 people on a full-time basis. Sixty-four personnel were involved in marketing and sales, 103 were in lease and rental processing, servicing and administrative support and five were corporate executive employees. No employees of the Company are represented by a labor union. The Company believes that its relations with its employees are good.

Executive Officers of the Registrant

         The executive officers of the Company and their ages as of December 31, 1998 are as follows:

   Name                Age                    Position
  ------               ---                   ----------
Martin E. Zimmerman    60     Chairman of the Board and Chief Executive Officer
Robert E. Laing        53     President, Chief Operating Officer and Director
Allen P. Palles        57     Executive Vice President, Chief Financial Officer
                              and Director
William F. DeMars      49     Senior Vice President--Select Growth Finance
William J. Erbes       48     Senior Vice President--Vendor Finance
Gerard M. Farren       57     Senior Vice President--Rental and Distribution
Mark A. Arvin          51     Senior Vice President, Finance

         Martin E. Zimmerman serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Zimmerman founded the Company in 1975 and has served as Chairman of the Board and Chief Executive Officer since the formation of the Company. From October 1994 until October 1996, he also served as President and Chief Executive Officer of LINC Anthem and, after the sale of LINC Anthem to Newcourt, its subsidiary Newcourt LINC Financial Inc. ("Newcourt LINC"). Before founding the Company, Mr. Zimmerman founded and served for seven years as President of Telco Marketing Services, Inc., a leader in the hospital equipment leasing field and the first independent dealer in used medical equipment. Mr. Zimmerman earned a B.S. degree in electrical engineering from M.I.T. in 1959 and an M.B.A. in finance from Columbia University Graduate School of Business; where he was a Kennecott Copper Fellow and McKinsey Scholar in 1961.

     Robert E. Laing serves as President and Director of the Company. Mr. Laing joined the Company in 1991 when it acquired his analytical instruments rental and distribution business and has served as President, Chief Operating Officer and Director of the Company since 1994. Prior to founding such business in 1989, he was employed for 17 years by U.S. Leasing in various capacities, including

Executive Vice President and Group Executive, Retail Group, President of U.S. Instrument Rental and Distribution, Chief Executive Officer of U.S. Portfolio Leasing and Chief Operating Officer of U.S. Fleet Leasing. Previously, he held marketing positions with Data Action Corporation and IBM Corporation.

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

         William F. DeMars serves as Senior Vice President--Select Growth Finance of the Company. Mr. DeMars joined the Company in April 1998. Before joining the Company, Mr. DeMars spent six years as Executive Vice President and Chief Operating Officer of a manufacturing company. From 1973 to 1991, Mr. DeMars held various positions with Marine Midland Bank, most recently as senior vice president.

     William J. Erbes serves as Senior Vice President--Vendor Finance of the Company. Mr. Erbes joined the Company in 1993 and served as Senior Vice President--Business Development from 1995 to 1998. In January 1999 he was promoted to his current position. Before joining the Company, he was President of Narco Medical Services, Inc. and Senior Vice President of Medirec Inc., a leading medical equipment rental company.

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

     Mark A. Arvin serves as Senior Vice President, Finance of the Company. Mr. Arvin joined the Company in December 1998. Before joining the Company, over the prior six years Mr. Arvin was a co-founder and co-owner of three companies specializing in leasing and equipment finance. From 1988 to 1992, he was Executive Vice President and Chief Financial Officer of Meridian Leasing Corporation. Prior to 1988, he was a Partner with the public accounting firm KPMG Peat Marwick.

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

Item 2.  Properties

     The Company's principal executive offices and its Select Growth Finance and Portfolio Finance activities are located at 303 East Wacker Drive, Chicago, Illinois 60601 and occupy approximately 26,000 square feet of office space. Although the lease for the facility expires on September 30, 1999, the Company has committed to enter into a new lease expiring on June 30, 2006 for approximately 44,000 square feet of office space that includes the majority of the current office space as well as additional office space at the same location. An unrelated third party has committed to sublease 8,200 square feet of this space through June 30, 2006. The Company's Rental and Distribution activities are located in Foster City, California and occupy approximately 23,500 square feet of warehouse, laboratory and office space under a lease, which expires on May 31, 2002. The Company's Vendor Finance activities operate out of four full service offices (where marketing, credit analysis, and other functions are performed) located in Minneapolis, Minnesota; Houston, Texas, Dayton, Ohio; and Wheeling, Illinois, each of which occupies approximately 2,000 to 9,000 square feet of office space and are leased under leases that expire at various dates through August 31, 2003. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.


Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Price Range of Common Stock

     The Company's Common Stock commenced trading on November 9, 1997 and is traded on the Nasdaq National Market under the symbol "LNCC". The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.


                                                    High             Low
                                                    ----             ---

                      1998
                      ----

    First Quarter                                  $18.75          $16.50

    Second Quarter                                 $20.50          $16.25

    Third Quarter                                  $18.75           $8.00

    Fourth Quarter                                  $9.63           $6.00

                      1997
                      ----

    Fourth Quarter (Nov. 9 - Dec. 31)              $20.50           $6.50

     At March 12,  1999,  there were  approximately  30 holders of record of the
Common Stock.   The Company believes that the beneficial ownership of the Common
Stock is substantially greater than the number of holders of record.

     Dividend Policy

     The Company did not pay any dividends in 1998 or 1997. The Company intends to retain any earnings for use in the operation and expansion of its business and therefore does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends, if any, will be made at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and financial condition, as well as general business conditions and other factors. The Senior Credit Facility also contains provisions limiting the Company's ability to pay dividends.

     Recent Sales of Unregistered Securities

     On March 31, 1998, the Company issued 50,000 shares of Common Stock, valued at $14.50 per share, to the former owner of Monex Leasing, Ltd. as part of the consideration for the acquisition of Monex Leasing Ltd, which was exempt from registration under the Securities Act of 1933 pursuant to Section 4(z).

Item 6.  Selected Financial Data

     The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and related notes thereto and with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    1998           1997            1996            1995           1994
                                                -------------  -------------   -------------   -------------  -------------
                                                                  (In thousands, except per share data)

Statement of Operations Data:
Revenues:
     Sales of equipment                              $32,929        $23,131         $22,595         $13,852        $15,836
     Direct finance lease income                      12,300          5,981           3,055           1,467            339
     Interest income                                   2,194            877             283              47            --
     Rental and operating lease revenue                9,412          7,492           7,034           9,043          8,531
     Fee income                                        2,360          1,360           1,869           2,378            580
     Gain on sale of lease receivables                 6,839            880             --              --             --
     Gain on equipment residual values                 1,752            860             450              44              5
     Gain on equity participation rights               3,824            430             263             --             --
     Other income                                      1,432            666             507             790            352
                                                -------------  -------------   -------------   -------------  -------------

     Total revenues                                   73,042         41,677          36,056          27,621         25,643
                                                -------------  -------------   -------------   -------------  -------------

Expenses:
     Cost of equipment sold                           26,789         18,549          18,242          11,477         13,312
     Selling, general and administrative              17,824          8,973           8,008           7,524          6,842
     Interest                                          9,172          4,511           2,771           1,962          1,138
     Depreciation of equipment                         6,073          4,226           3,647           4,054          3,512
     Goodwill amortization                               286             67             --              --             --
     Provision for credit losses                       5,280          1,253             749           1,060            247
                                                -------------  -------------   -------------   -------------  -------------

     Total expenses                                   65,424         37,579          33,417          26,077         25,051
                                                -------------  -------------   -------------   -------------  -------------

Net earnings from continuing operations
     before provision for income taxes and
     minority interest                                 7,618          4,098           2,639           1,544            592
Income tax expense                                     3,024          1,627           1,084             747            257
                                                -------------  -------------   -------------   -------------  -------------

Net earnings from continuing operations
     before minority interest                          4,594          2,471           1,555             797            335
Minority interest                                         --            (13)           (120)             34             80
                                                -------------  -------------   -------------   -------------  -------------
Net earnings from continuing operations         $      4,594        $ 2,458         $ 1,435    $        763   $        255
                                                ============   =============   =============   =============  =============

Net earnings from continuing operations
 per common share:
     Basic                                      $        .89    $       .73    $        .48    $       0.25   $       0.08
     Diluted                                             .86            .72             .45            0.25           0.08
Shares used in computing net income
 per common share:
     Basic                                             5,171          3,372           2,991           3,006          3,104
     Diluted                                           5,347          3,397           3,162           3,103          3,113

Dividends declared per common share                      --        --          $        .26             --             --


                                                                        Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    1998           1997            1996            1995           1994
                                                -------------  -------------   -------------   -------------  -------------
                                                                              (In thousands)
Operating Data:
Leasing:
     Lease fundings:
        Select Growth Finance                        $52,405        $32,568         $16,604         $16,320        $14,900
        Portfolio Finance                            146,051         39,671           1,795           --             --
        Rental and Distribution                        6,916          7,001           5,674           4,159          6,742
        Vendor Finance (1)                            48,012          --              --              --             --
                                                -------------  -------------   -------------   -------------  -------------
     Total fundings (1)                              253,384         79,240          24,073          20,479         21,642

     Backlog of unfunded leases (2)                   48,426         31,170           5,864           8,609          8,351
     Net investment in direct finance leases
        and loans (2)                                163,966         67,264          34,554          17,861          8,296
     Unearned lease income, net (2)                   31,847         13,276           6,820           4,333          2,016
     Leases and loans owned and
        managed (2)                                  307,843         84,127          34,554          17,861          8,296
     Net charge-off percentage (3)                       1.3%           0.3%            1.6%            0.8%           0.1%
Rental and Distribution:
     Net margin on sales of equipment                   18.6%          19.8%           19.3%           17.1%          15.9%
     Equipment held for rental and
          operating leases, net (2)                  $30,659        $22,007         $15,048         $18,500        $15,780



                                                                            As of December 31,
                                                ---------------------------------------------------------------------------
                                                    1998           1997            1996            1995           1994
                                                -------------  -------------   -------------   -------------  -------------
                                                                              (In thousands)
Balance Sheet Data:
Net investment in direct finance leases and
    loans                                           $163,966        $67,264         $34,554         $17,861        $ 8,296
Equipment held for rental and operating
    leases, net                                       30,659         22,007          15,048          18,500         15,780
Securitization retained interest                      17,026          3,017            --              --             --
Total assets                                         248,884        108,977          67,200          58,604         41,386
Senior credit facility and other senior
     notes payable                                    96,646         38,117          29,605          31,914         19,400
Recourse debt                                          8,017          2,955           3,361             882           --
Nonrecourse debt                                      68,616         17,951           8,276           4,997           --
Subordinated debentures                                5,694          5,386           5,127           4,953          4,767
Total liabilities                                    207,443         72,273          53,258          46,411         30,097
Stockholders' equity                                 $41,441        $36,704         $13,942         $12,193        $11,289
--------------------
(1) Excludes lease portfolios acquired in connection with company acquistions totaling $55.7 Million.
(2) At period end.
(3) As a percentage of net  investment in direct  finance leases and loans owned and managed before allowance for doubtful accounts.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in this section, which relates only to the Company's continuing operations, should be read in conjunction with the Consolidated Financial Statements and notes thereto.

         Introduction

         The Company's Select Growth Finance, Portfolio Finance and Vendor Finance activities consist largely of direct finance leases and loans. The
Company funds these leases and loans through its revolving credit and securitization facilities and other recourse and nonrecourse debt. In its Rental and Distribution activities, the Company rents, leases and sells new and used analytical instruments and related equipment and funds these activities primarily through its revolving credit facility. The following briefly describes some of the principal accounting practices applicable to the Company's business.

         Direct Finance Leases. Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is accounted for as a direct finance lease if the collectibility of lease payments is reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the lessee by the end of the lease term;
(ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease. The present value of the future lease payments and the present value of the residual value are recorded as the initial investment in such leases. This initial investment generally represents the cost of leased equipment. Unearned lease income is equal to the difference between (i) the future lease payments and residual value and (ii) their corresponding present values. Unearned lease income is amortized and recorded as revenue over the term of the lease by applying a constant periodic rate of return to the declining net investment. Initial direct costs incurred in originating leases, such as salaries for marketing personnel and commissions, are capitalized as part of the net investment and amortized over the lease term. The Company records direct finance leases as "Net investment in direct finance leases and loans." At the end of the lease, a remarketing gain or loss is recorded to the extent the proceeds of sale or re-leasing of the equipment exceed or are less than the originally estimated residual value. When the Company leases analytical instruments, such leases are accounted for similarly to direct finance leases except that the Company records the sales value of the instruments as revenue and the carrying value as cost of equipment sold, thus recognizing its distribution margin ("sales type leases").

          Secured Loans. Loans made by the Company, which are secured by equipment or other assets of the borrowers, are recorded as "Net investment in direct finance leases and loans" at the present value of the future note payments. Initial direct costs incurred in originating loans are capitalized as part of the net investment and amortized over the term. Income is recognized over the term of the note by applying a constant periodic rate of return to the declining note balance and is recorded as "Interest income".

         Rentals and Operating Leases. All rental and lease contracts that do not meet the criteria of direct finance leases are accounted for as operating leases. Terms on rental contracts are shorter than twelve months, while terms on operating leases are longer. Rental and lease payments are recorded as "Rental and operating lease revenue." Related equipment is recorded at the Company's cost as "Equipment held for rental and operating leases" and depreciated on a straight-line basis. The Company depreciates analytical instruments over a seven-year life, assuming no salvage or residual value at the end of this life. The Company has realized gains from the sale of used analytical instruments each year since the inception of its Rental and Distribution activities. Other leased equipment is depreciated over its estimated useful life to its salvage or residual value.

         Equity Participation Rights. The Company frequently receives warrants or other equity participation rights in connection with leases to Select Growth Finance clients. Such warrants or rights entitle the Company to purchase common stock or other equity securities of the client at a price generally based on the most recent price paid by the client's private equity investors. The Company typically obtains the right to have such shares included in registered public offerings of the client's stock. At the time of receipt, the warrant or other equity participation right is recorded as an investment at cost. The Company does not recognize gain or loss on such securities until they are sold. The Company periodically reviews its portfolio of equity participation rights based on its evaluation of the market trends for the related clients' equity securities. The Company expects to sell its equity participation rights as its portfolio companies mature.

         Realization of Residual Values. Residual values are estimated at the inception of a lease and reviewed periodically over the lease term. Estimated residual values of leased equipment may be subsequently reduced, but not increased. Reductions in estimated residual values are made as the need becomes apparent and are reflected by increased depreciation expense for operating leases or by decreased earned lease income for direct finance leases. When equipment is sold, the net proceeds realized in excess of the estimated residual value are recorded as a "Gain on equipment residual values," or the amount by which the estimated residual value exceeds the net proceeds is recorded as a loss. The Company has not had a net loss from the realization of residual values for any quarterly period.

         Servicing Fees. The Company realizes revenue for lease receivables serviced under the terms of its securitization facility. Additionally, the Company engages in the business of servicing lease portfolios originated by third parties but has not entered into a new agreement to service leases for third parties since December 1994. Revenues from these activities are classified as "Fee income."

         Securitizations of Lease Portfolios. In a securitization transaction, the Company sells a pool of leases to a wholly-owned special purpose entity which then transfers or pledges the leases to the lender. The Company generally retains the right to receive any excess cash flows of the special purpose entity. Until October 1, 1998, the Company recognized a gain on the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases sold. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered a non-recourse debt instrument under generally accepted accounting principles.

     Accordingly, no gain on sale of lease receivables in securitization transactions was recorded during the fourth quarter of 1998.

         Provision for Credit Losses. Each of the Company's activities involves risk of credit loss. Management evaluates the collectibility of the Company's leases and loans based on the creditworthiness of the related lessee or obligor, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides a reserve for credit losses at the time that the lease or loan commences and periodically evaluates the reserve based on current delinquency experience and the financial status of its lessees or obligors.

         Results of Operations

         1998 Compared to 1997

         Net earnings from continuing operations ("net earnings") for the year ended December 31, 1998 was $4.6 million, or $0.86 per diluted common share, compared to $2.5 million, or $0.72 per diluted common share for the year ended December 31, 1997. The increase in net earnings for 1998 compared to the prior year is primarily due to gains recognized during the first nine months of the year on the securitization of lease receivables, gains recognized on the sale of equity participation rights, and increased earnings contributions from the Company's Rental and Distribution activities. New lease originations grew from $79.2 million in 1997 to $309.0 million (including leases funded in connection with acquisitions) in 1998. Interest expense increased as a result of an increase in borrowings to fund new lease originations. Selling, general, and administrative expenses increased as a result of three acquisitions and the building of the Company's sales and operations organizations. Additionally, the provision for doubtful accounts increased from $1.3 million in 1997 to $5.3 million in 1998, in proportion to the increase in the size of the Company's lease portfolio. Earnings per diluted common share for 1998 was impacted by the Company's issuance of 2.3 million common shares in November 1997, which has increased the average weighted number of shares outstanding in 1998.

         Sales of equipment increased from $23.1 million to $32.9 million and costs of analytical instruments sold increased from $18.5 million to $26.8 million, due to an increase in volume. Net margins on sales of analytical instruments declined from 19.8% to 18.6% primarily as a result of lower gross margins on sales type leases originated in the Company's Rental and Distribution segment during the first half of 1998.

         Direct finance lease income more than doubled from $6.0 million to $12.3 million as a result of a substantially higher level of finance lease receivables outstanding, coming from acquisitions and from internal lease originations Average finance lease receivables outstanding increased 134%.

         Interest income increased from $0.9 million to $2.2 million, primarily due to an increase in interest-bearing notes receivable and equipment loans held by the Company, as well as the income recognized on the Company's securitization retained interest.

         Rental and operating lease revenue increased from $7.5 million to $9.4 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry in the Portfolio Finance segment after the expiration of a non-compete agreement in September 1997.

         Fee income increased from $1.4 million to $2.4 million, due to increases in servicing fees relating to a third party lease portfolio serviced by the Company and an increase in fees received in connection with servicing securitized leases. This increase was partially offset by the decline in the number of leases serviced by the Company for unrelated parties.

         During 1998 and 1997, the Company securitized leases with a book value of $200.2 million and $15.2 million, respectively, net of bad debt reserves and customer holdbacks of $7.7 million and $ 0.3 million. In connection with these securitizations, the Company realized gains on the sale of lease receivables of $6.8 million and $0.9 million in 1998 and 1997, respectively. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of lease receivables was recorded during the fourth quarter of 1998.

     Gains from sale and re-leasing of leased equipment increased from $0.9 million to $1.8 million. The increase was the result of a greater number of leases maturing in 1998.

         During 1998, the Company experienced increases in the value of certain equity participation rights held by the Company and consequently elected to sell a portion of these rights, realizing a gain of $3.8 million. During 1997, the Company sold certain equity participation rights, realizing a gain of $0.4 million.

         Other income, which consists primarily of interim rents received by Select Growth Finance and late fees, increased from $0.7 million to $1.4 million, primarily due to the increase in the volume of Select Growth Finance leases originated and late fees collected by Vendor Finance.

         Selling, general and administrative expenses increased from $9.0 million to $17.8 million, net of initial direct costs capitalized. The increase resulted primarily from additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance, senior and middle management personnel added to support the Company's growth, three acquisitions completed in 1998, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 75% to 147 during1998.

         Interest expense increased from $4.5 million to $9.2 million, due primarily to increased lease originations, lease portfolios acquired, and retention of more leases on the balance sheet following discontinuance of gain-on-sale accounting, with the resulting increase in borrowings. Lease originations, including portfolios of acquired companies, increased 290% over the prior year.

         Depreciation of equipment increased from $4.2 million to $6.1 million, which was attributable to an increase in equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased approximately 42% over the prior year.

         Goodwill amortization of $0.3 million increased from less than $0.1 million in 1997, due to three acquisitions completed in the first half of 1998.

         The provision for credit losses increased from $1.3 million to $5.3 million, due to a substantially higher volume of new leases originated and re-evaluation of reserves. Lease fundings, excluding portfolios acquired in connection with the Company's acquisitions, increased 220% over the prior year.

         The Company's effective tax rate was 39.7% for 1998 and 1997.

         1997 Compared to 1996

         Net earnings for the year ended December 31, 1997 was $2.5 million, or $0.72 per diluted common share compared to $1.4 million, or $0.45 per diluted common share for the year ended December 31, 1996. The increase in net earnings in 1997 compared to 1996 is primarily a result of a substantially higher level of finance lease receivables and the completion of a securitization in 1997, offset somewhat by a higher level of average borrowings and an increase in selling, general and administrative expense in the Company's Select Growth Finance and Portfolio Finance activities and increased earnings contributions from the Company's Rental and Distribution activities.

         Sales of equipment increased from $22.6 million to $23.1 million and costs of analytical instruments sold increased from $18.2 million to $18.5 million due to an increase in market penetration in the pharmaceutical and biotechnology industries, offset by the consolidation in the environmental testing industry. Net margin on sales of analytical instruments was 19.3% in 1996 and 19.8% in 1997.

         Direct finance lease income increased from $3.1 million to $6.0 million as a result of a substantially higher level of finance lease receivables outstanding. Net investment in direct finance leases and loans increased from $34.6 million to $67.3 million due to increased marketing and selling activities. New lease origination's increased 229% period to period.

         Interest income increased from $0.3 million to $0.9 million primarily due to an increase in interest-bearing notes receivable held by the Company.

         Rental and operating lease revenue increased from $7.0 million to $7.5 million. The increase in operating lease revenue is primarily a result of the Company re-entering the portfolio finance and lease acquisition business upon the expiration of a non-compete agreement in September 1997.

         As a consequence of the continuing decline in the number of leases serviced by the Company for unrelated parties, fee income declined from $1.9 million to $1.4 million.

         During 1997, the Company securitized leases with a book value of $15.2 million, net of bad debt reserves of $0.3 million. In connection with the securitization, the Company realized a gain on the sale of lease receivables of $0.9 million. No securitization occurred in 1996.

     Gains from sale and re-leasing of leased equipment increased from $0.5 million to $0.9 million. The increase in gains from 1996 resulted from increased lease maturities in 1997.

     The Company sold certain of its equity participation rights, realizing gains of $0.3 million and $0.4 million in 1996 and 1997, respectively.

         Other income, which consists primarily of interim rents received and fees earned in connection with Select Growth Finance commitments, increased from $0.5 million to $0.7 million, primarily due to the increase in the volume of Select Growth Finance leases originated by the Company in 1997.

         Selling, general and administrative expenses increased from $8.0 million to $9.0 million. This increase is primarily attributable to increases in operations, marketing and sales personnel associated with the Company's Select Growth Finance activities and the re-initiation of Portfolio Finance activities, as well as increases in information systems expenditures, partially offset by a decrease in expenses of Rental and Distribution activities.

         Interest expense increased from $2.8 million to $4.5 million, due primarily to an increase in average borrowings. The increase in average borrowings resulted from increased direct finance lease originations by Select Growth Finance as well as leases added by Portfolio Finance. Average borrowings for 1997 benefited somewhat from the utilization of the proceeds from the offering in November 1997 to reduce borrowings under the senior credit facility.

         Depreciation of equipment increased from $3.6 million to $4.2 million as a result of the increase in equipment under rental agreements related to Rental and Distribution activities and an increase in operating leases as the result of Portfolio Finance activities.

         Goodwill amortization increased to $0.1 million, due to the purchase of the minority interest in a subsidiary of the Company in 1997.

         The provision for credit losses increased from $0.7 million to $1.3 million, due to the volume of new leases originated. However, such provisions declined from 2.3% to 2.1% of direct finance lease receivables at the end of the respective periods, as a result of the lower loss provisions related to the Company's Portfolio Finance activities.

         The Company's effective tax rate decreased from 41.1% to 39.7%, resulting from a reduction in state income tax rates in 1997 and the corresponding reduction in deferred taxes for prior periods.

         Liquidity and Capital Resources

         General

         The Company's activities are capital intensive and require access to substantial amounts of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, through borrowings under its senior credit facility, its securitization facility, and other non-recourse and recourse loans and through the sale of equity. The Company will continue to require access to large amounts of capital to acquire equipment for lease and rental, as well as to fund its Portfolio Finance activities. The Company expects that its current sources of capital will continue to be available, and anticipates raising debt and/or equity financing from other providers during 1999 to supplement existing capital sources.

         Cash Flow

         Cash flows from operating and financing activities are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, and financing of new lease origination's and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for 1998, 1997 and 1996 were $326.1 million, $79.8 million and $21.5 million, respectively. The period to period increases result primarily from securitizations completed in 1997 and 1998 and additional borrowings under the Company's credit facilities.

         Credit Facilities

         The Company utilizes secured revolving credit and term loan facilities provided by a syndicate of banks to fund the acquisition and origination of leases and the purchase of analytical instruments. As of December 31, 1998, the Company had a maximum of $155 million available for borrowing under this facility, of which the Company had borrowed $91.7 million. The facility matures October 31, 1999 at which time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002. The Company typically seeks to renew this facility prior to maturity.

         Securitization Facility

         In 1997, the Company entered into a securitization facility in an initial amount of $60 million. The facility was increased to $100 million, $150 million, and $225 million, during the second, third, and fourth quarters of 1998, respectively. At December 31, 1998, $170.7 million of the facility was utilized. The terms of the facility permit the securitization of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities. At the time of placing leases in the securitization facility, the Company enters into interest rate cap and interest rate swap agreements to manage interest rate risk.

         Other

         Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the standard no later than the first quarter of year 2000 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

         Year 2000 Compliance

         Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company's lease tracking information technology systems have been certified or contractually guaranteed to be year 2000 compliant by the software vendors. The Company's financial and accounts payable information systems are year 2000 compliant except for certain of the systems of the companies acquired in 1998. As part of its integration strategy, the Company is currently converting the information on the non-compliant systems of the acquired companies onto its own systems. The Company also has several other systems, including voice mail and phone systems, which use dates electronically that are being reviewed for compliance. The Company expects to have all systems year 2000 compliant by the end of the first quarter of 1999 and plans to complete comprehensive, full system testing in the second quarter of 1999. The Company is making inquiries of significant third parties, with which the Company conducts business, to determine their year 2000 readiness. Based on responses to date, the Company believes that these third parties, including parties to the Company's credit facilities and its significant Portfolio Finance customers, are year 2000 compliant or will be year 2000 compliant by the end of the third quarter.

         Based on information available at this time, including the year 2000 compliance status of information technology systems as well as the anticipated replacement costs for non-compliant systems, the Company has concluded that the costs for the correction of year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance of unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business. Such problems, depending on the extent and nature, could materially and adversely affect the Company's operations and financial condition. Based on its assessment of the year 2000 issue to date, the Company has not developed a contingency plan for its own systems. However, as part of the Company's routine back up servicing capabilities, the Company has a contingency plan for system failures for its significant Portfolio Finance customers. The Company believes it could provide servicing of the lease portfolios purchased by the Company from its significant Portfolio Finance customers on its own lease tracking systems if their systems fail to meet the requirements of year 2000. Additionally, the Company continues to assess the impact of year 2000 issues on its own systems and those of significant third parties with which the Company conducts business and will create additional contingency plans if considered warranted.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is interest rate risk, largely related to the Company's senior credit facility and securitization retained interest. Otherwise, the Company is able to mitigate the effects of changes in interest rates through financing leases or loans on a nonrecourse or partial recourse basis at fixed interest rates, which maintains the spread on lease or loan transactions over their terms. In addition, the Company manages exposure to fluctuations in interest rates by establishing fixed interest rates on the lease portfolios in the Company's securitization facility through interest rate swap and cap agreements. Interest rates associated with new originations of leases or loans can be adjusted to compensate for changes in the interest rate environment. The Company does not use derivative financial instruments for trading purposes.

         The Company is exposed to adverse fluctuations in interest rates as they relate to the Company's securitization retained interest and to leases and loans funded under its senior credit facility. Additionally, the Company could be negatively impacted by the early termination of its interest rate swap or interest rate cap agreements based on the fair value of these derivative financial instruments on the date of termination. At December 31, 1998, termination of the interest rate swap and interest rate cap agreements would have resulted in a charge to earnings of $1.1 million.

         The Company's securitization retained interest is classified as a trading investment, and consequently, is recorded on the balance sheet at market value, net of an allowance for doubtful receivables, with unrealized gains or losses reported in the statement of earnings. Fluctuations in interest rates affect the market value of the investment since the market value is estimated based on a discounted cash flow approach using the interest rate the Company would expect to apply in a sale of the investment at period end. Changes in loss expectancy arising from defaults could also affect the market value and ultimately the recoverability of the securitization retained interest. The Company continuously monitors loss expectancy and would record a charge to earnings for any material decrease in the expected recoverability of the securitization retained interest in the period in which such event occurred. At December 31, 1998, the net effect of a 100 basis point decrease or increase in three-year treasury rates over a twelve-month period would result in a $0.3 million unrealized gain or loss reported in the statement of earnings.

         The Company funds a portion of its lease portfolio under its senior credit facility. The senior credit facility provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or the Fed Funds rate plus 1.30% to 1.80%, with the precise rate dependent on certain leverage tests. An increase in these interest rates would cause a decrease in the spread between the yield on the lease or loan contract and the Company's borrowing costs. At December 31, 1998, the net effect of a 100 basis point decrease or increase in LIBOR over a twelve-month period would result in a $0.9 million decrease or increase in interest expense for the period.

         If actual interest rates are different from those estimated by the Company, the net impact of interest rate risk on the Company's earnings may be materially different than disclosed above.

         The Company is also subject to foreign currency rate risk relating to a limited number of leases denominated in Canadian dollars and British pounds. The Company has determined that hedging of these assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. The Company does not believe that any foreseeable change in currency rates would have a material effect on its financial position or results of operations.

         The table below presents the principal (or notional) amounts and related weighted average interest rates of the Company's securitization retained interest, debt obligations, and derivative financial instruments by expected year of maturity.



                            1999      2000      2001      2002      2003      Thereafter   Total
                          --------- ---------  --------  --------  --------  ------------ -------
                                                  (In thousands)
Assets:

Securitization retained
interest                   $ 6,603   $ 5,981   $ 4,502    $1,548    $  199        $-      $18,834
    Weighted average
         interest rate                                                                     7.25%


Liabilities:

   Senior credit facility  $91,700        $-        $-        $-        $-         $-     $91,700
     Variable rate           6.58%         -         -         -         -          -       6.58%

   Other notes payable     $ 1,499   $ 2,178   $   769    $  500         -          -      $4,946
     Weighted average
      interest rate          8.31%     8.46%    10.00%    10.00%         -          -       8.81%

   Recourse  and
   nonrecourse debt        $26,142   $22,683   $16,396    $9,153    $2,258          -     $76,632
     Weighted average
      interest rate          8.37%     8.34%     8.31%     8.17%     8.08%          -       8.32%

    Subordinated debt            -         -         -    $1,581    $6,178          -      $7,759
      Weighted average
       interest rate             -         -         -     8.25%     8.25%          -       8.25%

Off-balance sheet financial instruments:

     Interest rate swaps   $25,798   $50,028   $43,558   $32,129   $11,791    $ 2,272    $165,576
      Weighted average fixed
          interest rate      5.67%     5.57%     5.55%     5.55%     5.52%      5.21%       5.62%

      Interest rate caps    $2,579    $5,003    $4,356    $3,213    $1,179       $227     $16,557
      Weighted average fixed
         interest rate       5.67%     5.57%     5.55%     5.55%     5.52%      5.21%       5.62%

         The table above reflects the expected maturity of the Company's retained interest, debt obligations, and derivative financial instruments as of December 31, 1998 and does not reflect changes which could arise after that time. Additionally, because the Company's lease portfolio is not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates. For information regarding the fair value of financial instruments, see note 9 to the Consolidated Financial Statements.


Item 8.  Financial Statements and Supplementary Data

         The financial statements begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant


         The information required by this Item with respect to the identity and business experience of the Company's executive officers is set forth in Part I,
Item 1 under the caption "Executive Officers of the Registrant." Other information required by Item 10 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than 120 days subsequent to the Company's fiscal year end, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

                  (3) Exhibits

         Exhibit
         Number                      Document Description
         ------                      --------------------

           3.1 Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-34729) ("Registration Statement 333-34729")

           3.2        Form  of Restated Bylaws of the  Company  (incorporated by
                      reference   to  Exhibit  3.2  on  Registration   Statement
                      333-34729

           4.1 Form of certificate representing shares of Common Stock, $0.001 par value per share (incorporated by reference to Exhibit 4.1 on Registration Statement 333-34729)

           10.1(a) Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1(a) on Registration Statement 333-34729)

           10.1(b) Amendment No. 1 to Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1(b) on Registration Statement 333-34729)

           10.1(c) Amendment No. 5 to Third Amended and Restated Loan Agreement, among the Company, and various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

           10.2 Agreement between the Company and LINC Finance Corporation ("LFC") regarding distribution of LFC shares and related matters (incorporated by reference to Exhibit 10.2 on Registration Statement 333-34729)

           10.3       Employment  Agreement for  Mr. Zimmerman  (incorporated by
                      reference   to  Exhibit  10.3  on  Registration  Statement
                      333-34729)

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

           10.7       1994  Stock  Option  Plan  (incorporated  by  reference to
                      Exhibit 10.7 on Registration Statement 333-34729)

           10.8       1997  Stock  Incentive  Plan (incorporated by reference to
                      Exhibit 10.8 on Registration Statement 333-34729)

           10.9       Consulting  Agreement  for  Mr.  Quinn   (incorporated  by
                      reference to Exhibit 10.9 on Registration Statement 333-34729)

           10.10      Form  of   Indemnification   Agreement  for   Non-Employee
                      Directors (incorporated by reference to Exhibit 10.10 on Registration Statement 333-34729)

          10.11(a) Receivables Purchase Agreement, among the Company, LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

          10.11(b) Second Amendment to Receivables Purchase Agreement, among the Company, LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

          10.11(c)    Fourth Amendment to Receivables Purchase Agreement,  among
                      the  Company,   LINC  Receivables  Corporation,  Blue Keel
                      Funding, LLC, and Fleet Bank, N.A., as agent

           10.12 Asset Purchase Agreement by and among LINC Capital, Inc., Spectra Precision Credit Corp., Spectra Precision Funding Corporation, and Spectra Precision, Inc. dated June 30, 1998 (incorporated by reference to the Company's Form 8-K dated June 30, 1998)

           21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Registration Statement 333-34729)

           27.1       Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LINC CAPITAL, INC.
Dated: March 30, 1999

                                  By:    /s/ Martin E. Zimmerman
                                     --------------------------------
                                     Martin E. Zimmerman
                                     Chairman of the Board and Chief
                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below on March 30, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                                   Capacity
         ---------                                   --------

  /s/ Martin E. Zimmerman
  -----------------------
    Martin E. Zimmerman        Chairman of the Board and Chief Executive Officer
                                         (principal executive officer)

  /s/ Allen P. Palles
  -------------------
     Allen P. Palles                   Chief Financial Officer and Director
                                         (principal financial officer)

  /s/ Robert E. Laing
  -------------------
    Robert E. Laing                                 Director


  /s/ Charles J. Aschauer
  -----------------------
     Charles J. Aschauer                            Director


  /s/ Stanley Green
  -----------------------
      Stanley Green                                 Director


  /s/ Terrence J. Quinn
  ---------------------
    Terrence J. Quinn                               Director


  /s/ Curtis S. Lane
  ------------------
    Curtis S. Lane                                  Director

  /s/ Mark A. Arvin
  -----------------
    Mark A. Arvin                        Senior Vice President, Finance
                                         (principal accounting officer)

                       LINC CAPITAL, INC. AND SUBSIDIARIES
                                    Index to
                        Consolidated Financial Statements

                                                                       Page
                                                                       ----
Independent Auditors' Report.........................................   F-2


Consolidated Balance Sheets, December 31, 1998 and 1997..............   F-3


Consolidated Statements of Earnings, years ended
 December 31, 1998, 1997, and 1996...................................   F-4


Consolidated Statements of Stockholders' Equity, years ended
 December 31, 1998, 1997, and 1996...................................   F-5


Consolidated Statements of Cash Flows, years ended
 December 31, 1998, 1997 and 1996....................................   F-6


Notes to Consolidated Financial Statements...........................   F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LINC Capital, Inc.:

     We have audited the accompanying consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LINC Capital, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                  /S/ KPMG LLP

Chicago, Illinois
February 17, 1999

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                December 31,
                                                             -------------------
                      ASSETS                                   1998       1997
                                                             --------  ---------
Net investment in direct finance leases and loans......      $163,966   $67,264
Equipment held for rental and operating leases, net....        30,659    22,007
Accounts receivable....................................         7,593     6,741
Securitization retained interest.......................        17,026     3,017
Other assets...........................................        17,474     8,052
Goodwill ..............................................        10,738     1,896
Cash and cash equivalents..............................         1,428     --
                                                             --------  ---------
      Total assets.....................................      $248,884  $108,977
                                                             ========  =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Senior credit facility and other senior notes payable..       $96,646    38,117
Recourse debt..........................................         8,017     2,955
Nonrecourse debt.......................................        68,616    17,951
Accounts payable.......................................         7,443     2,985
Accrued expenses.......................................         8,775     2,905
Customer holdbacks.....................................        10,328     1,738
Subordinated debentures................................         5,694     5,386
Deferred income taxes..................................         1,924       236
                                                             --------   --------
       Total liabilities...............................      $207,443   $72,273
                                                             ========   ========
Stockholders' equity:
   Common stock, $0.001 par value, 15,000,000 shares...
    authorized;5,249,591 and 5,199,591 shares issued;..
    5,183,688 and 5,133,688 shares outstanding.........             5         5
   Additional paid-in capital..........................        29,567    28,840
   Deferred compensation from issuance of options......         (124)      (171)
   Stock note receivable...............................         (182)      (511)
   Treasury stock, at cost; 65,903 shares..............         (287)      (287)
   Accumulated other comprehensive income (loss).......          (34)       926
   Retained earnings...................................        12,496     7,902
                                                             ---------  --------
      Total stockholders' equity.......................        41,441    36,704
                                                             --------- ---------
      Total liabilities and stockholders' equity.......      $248,884  $108,977
                                                             ========= =========

          See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  (Dollars in thousands, except per share data)
                                                       Year ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------

Revenues:
   Sales of equipment..........................       $32,929  $23,131  $22,595
   Direct finance lease income.................        12,300    5,981    3,055
   Interest income.............................         2,194      877      283
   Rental and operating lease revenue..........         9,412    7,492    7,034
   Fee income..................................         2,360    1,360    1,869
   Gain on sale of lease receivables...........         6,839      880     --
   Gain on equipment residual values...........         1,752      860      450
   Gain on equity participation rights.........         3,824      430      263
   Other income................................         1,432      666      507
                                                     --------  --------  -------
      Total revenues...........................        73,042   41,677   36,056
                                                     --------  --------  -------
Expenses:
   Cost of equipment sold......................        26,789   18,549   18,242
   Selling, general and administrative.........        17,824    8,973    8,008
   Interest  ..................................         9,172    4,511    2,771
   Depreciation of equipment under rental
     agreements and operating leases...........         6,073    4,226    3,647
   Goodwill amortization.......................           286       67    --
   Provision for credit losses.................         5,280    1,253      749
                                                     --------  --------  -------
      Total expenses...........................        65,424   37,579   33,417
                                                     --------  --------  -------
Earnings from continuing operations before
 income taxes and minority interest............         7,618    4,098    2,639
Income tax expense.............................         3,024    1,627    1,084
                                                       -------  -------   ------
Earnings from continuing operations before              4,594    2,471    1,555
 minority interest.............................
Minority interest..............................          --        (13)    (120)
                                                     --------  --------- -------
Net earnings from continuing operations........         4,594    2,458    1,435
Discontinued operations:
   Loss from discontinued operations, net of
    income tax benefit for the years ended 1997
    and 1996 of $258 and $479, respectively....          --       (402)    (706)
   Net gain from disposal of discontinued
    operations, net of income taxes of $1,009..          --       --      1,513
                                                    ---------  --------- -------
Net earnings...................................        $4,594   $2,056   $2,242
                                                    =========  ========= =======
Per common share:
    Net earnings from continuing operations
      Basic....................................        $ .89    $  .73   $   .48
      Diluted..................................          .86       .72       .45
    Net earnings
     Basic.....................................          .89       .61       .75
     Diluted...................................          .86       .61       .71

           See accompanying notes to consolidated financial statements

                                                           LINC CAPITAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     Years ended December 31, 1998, 1997, and 1996
                                                     (Dollars in thousands, except per share data)

                                                                                                                  Accumulated
                                            Additional          Stock    Treasury Stock,                           Other
                         Common Stock   Paid-in   Deferred       Note    at cost        Comprehensive Retained  Comprehensive
                        Shares  Amount  Capital Compensation  Receivable Shares  Amount Income(Loss)  Earnings  Income(Loss)  Total
                        ------- ------  ------- ------------  ---------- ------- ------ ------------  --------  ------------ -------

Balance at
December 31, 1995     3,012,757     $3     $978     $   -         $(199)    -     $-                  $11,411       $  -    $12,193
Comprehensive income:
   Net income                                                                               $  2,242    2,242          -      2,242
   Other comprehensive
    income:
     Unrealized gains
      on securities         -        -      -           -           -       -      -             348      -            348      348
                                                                                             -------
Comprehensive income        -        -      -           -           -       -      -         $ 2,590      -            -
                                                                                             =======
Purchase and sale of
stock, net                  -        -      -           -           -    61,999   (270)                   -            -       (270)
Common stock dividends,
   $.26 per share           -        -      -           -           -       -      -                     (770)         -       (770)
Payment on note             -        -      -           -           199     -      -                      -            -        199
                      --------- ------  ------- ------------  ---------- -------  -----               --------  ------------ -------
Balance at
December 31,1996      3,012,757      3      978         -           -    61,999   (270)                12,883          348   13,942
                      --------- ------  ------- ------------  ---------- -------  -----               --------  ------------ -------

Comprehensive income:
   Net income              -         -      -           -                                    $ 2,056    2,056                 2,056
   Other comprehensive
    income:
     Unrealized gains
      on securities        -         -      -           -           -       -      -             578      -            578      578
                                                                                             --------
Comprehensive income       -         -      -           -           -       -      -         $ 2,634      -            -
                                                                                             ========
Purchase and sale of
stock, net            2,669,626      2   27,672         -          (511)  3,904    (17)                   -            -     27,146
Distribution of LFC
Capital, Inc.          (482,792)     -      (81)        -           -       -      -                   (7,037)         -     (7,118)
Income tax benefit
 from stock options
 exercised                  -        -       50         -           -       -      -                      -            -         50
Deferred compensation
 from issuance of
 stock options              -        -      221        (171)                                              -                      50
                      ---------- -----  -------- ------------  --------- -------  -----               --------  ------------ -------
Balance at
December 31, 1997     5,199,591      5   28,840        (171)       (511) 65,903   (287)                 7,902          926   36,704
                      ---------- -----  -------- ------------ ---------- -------  -----               --------  ------------ -------

Comprehensive income:
   Net income               -       -       -           -           -       -      -         $ 4,594    4,594          -      4,594
                                                                                             -------
   Other comprehensive
    income:
    Unrealized loss
     on securities          -       -       -           -           -       -      -            (862)     -            -
    Translation
     adjustment             -       -       -           -           -       -      -             (98)     -            -
                                                                                             --------
   Other comprehensive
    loss                    -       -       -           -           -       -      -            (960)     -           (960)    (960)
                                                                                             --------
Comprehensive income        -       -       -           -           -       -      -         $ 3,634      -            -
                                                                                             ========
Purchase and sale of
stock, net               50,000     -       727                                                           -            -        727
Payment received on note    -       -       -           -           329     -      -                      -            -        329
Deferred compensation
 from issuance of
 stock options              -       -       -            47         -       -      -                      -            -         47
                      ---------- -----  -------- ------------ ---------- -------  -----               --------  ------------ -------
Balance at
 December 31, 1998    5,249,591    $5   $29,567       $(124)      $(182) 65,903  $(287)               $12,496         $(34) $41,441
                      ========== =====  ======== ============ ========== ======= ======               ========  =========== ========

           See accompanying notes to consolidated financial statements

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                      Year ended December 31,
                                                   -----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------
Cash flows from operating activities:
  Net earnings                                       $4,594    $2,056    $2,242
   Adjustments to reconcile net earnings to net
     cash provided by continuing operations:
      Net(earnings)loss from discontinued
        operations.............................      --           402      (807)
      Depreciation and amortization............       6,904     4,665     3,739
      Direct finance lease income..............     (12,300)   (5,981)   (3,055)
      Payments on direct finance leases........      66,961    27,148    17,682
      Deferred income taxes....................       2,269     1,194       763
      Provision for credit losses..............       5,280     1,253       749
      Gain on sale of lease receivables........      (6,839)     (880)     --
      Gain on equity participation rights......      (3,824)     (430)     (263)
      Amortization of discount.................         308       259       174
      Deferred compensation....................          47        50      --
      Minority interest........................                    13       498
   Changes in assets and liabilities:
      Decrease(increase) in receivables........          44    (4,688)   (2,064)
      Decrease(increase) in other assets.......      (9,371)   (4,818)    1,205
      Increase(decrease) in accounts payable...       1,334      (119)    2,837
      Increase in accrued expenses.............       2,855       843       190
      Increase in customer deposits............       6,993       417      --
                                                   ---------  --------  --------
Cash provided by continuing operations.........      65,255    21,384    23,890
   Cash flows from discontinued operations.....       ---      10,198    15,052
                                                     --------  --------  -------
Cash provided by operating activities...........      65,255    31,582    38,942
                                                    ---------  --------  -------
Cash flows from investing activities:
   Cost of equipment acquired for lease
   and rental..................................    (274,304)  (78,366)  (31,496)
   Cash  used in acquisitions, net of cash
   acquired....................................     (39,180)    --        --
   Funding of securitization retained
   interest....................................     (20,077)   (3,381)    --
   Receipts on securitization retained
   interest....................................       6,121     --        --
   Fixed assets purchased......................      (1,092)     (753)     (252)
   Proceeds from disposal of discontinues
     operation.................................        --       2,265     8,327
   Proceeds from sale of investments...........       3,824       430       263
                                                     --------  --------  -------
      Net cash used in investing activities....    (324,708)  (79,805)  (23,158)
                                                   ---------  --------  --------

           See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                     Years ended December 31,
                                                --------------------------------
                                                      1998       1997     1996
                                                    --------  --------  -------
Cash flows from financing activities:
   Net increase in notes payable...............     55,850     8,512        232
   Proceeds from recourse and nonrecourse
    debt.......................................     63,214    17,285      9,966
   Repayment of recourse and nonrecourse
    debt.......................................    (23,507)   (8,016)    (4,366)
   Proceeds from sale of lease receivables.....    164,995    16,822       --
   Proceeds from stock notes receivables.......        329      --         --
   Purchase of stock...........................      --          (38)      (312)
   Sale of stock...............................      --       27,184        241
   Common stock dividends......................      --          --        (770)
   Proceeds from notes of discontinued
    operations.................................      --         --        3,146
   Payment of notes from discontinued
    operations.................................      --      (13,526)   (25,589)
                                                  ---------  --------   --------
       Net cash provided by (used in) financing
          activities...........................    260,881    48,223    (17,452)
                                                  ---------  --------   --------
Net increase(decrease) in cash.................      1,428      --       (1,668)
Cash at beginning of year......................       --        --        1,668
                                                  ---------  --------   --------
Cash at end of year............................     $1,428     $--        $--
                                                  =========  ========   ========

Supplemental disclosures of cash flow information:
   Interest paid...............................     $8,542    $4,644     $2,771
   Income taxes paid...........................        898       275        325

          See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


(1)   Summary of Significant Accounting Policies

  Nature of Business and Basis of Presentation

   LINC Capital, Inc. (the "Company") is a specialty finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. The Company's principal businesses are (i) the direct origination of leases and accounts receivable and other asset-backed financing to middle and late stage emerging growth companies primarily serving healthcare and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries ("Rental and Distribution"), and (iv) the establishment of leasing programs for manufacturers and distributors ("Vendor Finance").

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

                       LINC CAPITAL, INC. AND SUBSIDIARIES

  Operating Leases

   Rental income from operating leases with terms of twelve months or greater and short term rentals of less than twelve months is recognized as lease payments become due. Such rentals are included in rental and operating lease revenue in the consolidated statement of earnings.

  Depreciation

   Equipment under operating leases is recorded at cost and depreciated on a straight-line basis to its estimated salvage value at the end of the lease term. The majority of rental equipment is fully depreciated over seven years.

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

  Securitization retained interest

   Securitization retained interest represents amounts receivable from assets securitized. Income from the securitization retained interest is recognized over the life of the securitized leases using the interest method.

   Through September 30, 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles.

  Earnings Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

  Goodwill

   Goodwill is amortized using the straight-line method over 20 years.

  Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Statement of Cash Flows

   For purposes of the statement of cash flows, the Company considers all short-term investments with a maturity date of three months or less at date of purchase to be cash equivalents.

  Investments

   The Company has classified its entire portfolio of securities as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Fair value of the securities is determined based on market prices. Securities for which no readily determinable market price is available are recorded at cost. Realized gains and losses are included in gain on equity participation rights. The cost of securities sold is based on the specific identification method. At December 31, 1998, the Company held available-for-sale securities with estimated fair values of $1,087,000, consisting of gross unrealized gains on warrants or common stock of $107,000, and a cost basis of $980,000. Cash proceeds received and gross realized gains on the sale of investments for the years ended December 31, 1998, 1997 and 1996 were $3,824,000, $430,000, and $263,000, respectively.
Available-for-sale securities are included in other assets.

  Stock-based Compensation

   The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

  Impairment of Assets

   The Company recognizes impairment losses on equipment held for rental and operating leases and residual values of direct finance leases when the expected future cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated recoverable value. The Company also recognizes impairment losses on goodwill when expected future cash flows from the related operations are less than the carrying value. The Company has not recorded an impairment loss during any of the operating periods presented in the accompanying financial statements.

  Derivative Financial Instruments

    The Company uses interest rate swap and interest rate cap agreements to establish fixed interest rates on securitized leases to reduce its exposure to adverse fluctuations in interest rates. Gains or losses resulting from the early termination of off-balance sheet interest rate swaps or caps would be included in the statement of earnings in the period of termination.

  Reclassifications

    Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

(2)   Acquisitions

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

                       LINC CAPITAL, INC. AND SUBSIDIARIES

    Effective June 30, 1998, the Company acquired the assets and business of Spectra Precision Credit Corp. ("Spectra"), the finance subsidiary of Spectra Precision, Inc. Spectra Precision, Inc. is an international manufacturer of laser-based leveling and alignment instruments, machine control systems, surveying instruments and software. Spectra provides leasing, financing, and rental service to direct sales offices and dealer/distributors of Spectra Precision's products. The consideration paid was $39,939,000, net of cash acquired, including the assumption of $3,458,000 of Spectra's liabilities, plus future contingent consideration of up to $3,500,000. The fair value of assets purchased in the acquisition was $35,829,000. The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business has been included in the consolidated financial statements since the date of acquisition.

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 1998 and 1997 are presented as if the Spectra acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                           Pro forma
                                                     Year ended December 31,
                                                             1998        1997
                                                           --------    --------
                                         (In thousands, except per share amount)

         Pro forma revenues......................            $75,618     $46,347
         Pro forma net earnings from continuing
          operations.............................              4,359       2,730
         Pro forma net earnings from continuing
          operations per common share............
                  Basic..........................               0.81        0.84
                  Diluted........................               0.80        0.82

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(3)   Net Investment in Direct Finance Leases and Loans

    Net investment in direct finance leases and loans is as follows:

                                                                  December 31,
                                                               1998      1997
                                                             --------  --------
                                                                (In thousands)
      Lease and loan contracts receivable
       in installments..........................            $191,278    $78,036
      Estimated residual value of leased
       equipment................................               8,326      4,677
      Initial direct costs......................               2,447      1,071
      Unearned lease income.....................             (34,294)   (14,347)
      Allowance for doubtful receivables........              (3,791)    (2,173)
                                                           ----------  --------
      Net investment............................            $163,966    $67,264
                                                           ==========  ========

   At December 31, 1998 future payments to be received on direct finance leases and loans are as follows:

                                                       Amount
                                                    -----------
                                                   (In thousands)

        Year Ending December 31,
            1999................................       $ 67,322
            2000................................         52,906
            2001................................         40,065
            2002................................         21,610
            2003 and thereafter.................          9,375
                                                    -----------
        Future payments.........................      $ 191,278
                                                    ===========

   At December 31, 1998 certain future lease contract payments have been assigned to financial institutions (note 8).

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(4)   Equipment Held for Rental and Operating Leases, Net

   The net book value of equipment held for rental and operating leases is as follows:

                                                                  December 31,
                                                             -------------------
                                                               1998       1997
                                                             -------    --------
                                                                (In thousands)

    Equipment under operating leases.................        $13,905     $ 8,783
    Equipment under rental agreements................         16,754      13,224
                                                             --------   --------
    Net book value...................................        $30,659     $22,007
                                                             ========   ========

     The book values presented above are net of accumulated depreciation of $8,058,000,and $7,067,000 at December 31,1998 and 1997, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

   At December 31, 1998 future contract payments to be received on operating leases are as follows:

                                                                   Amount
                                                                -----------
                                                              (In thousands)

        Year Ending December 31,
            1999.........................................           $ 4,447
            2000.........................................             3,127
            2001.........................................             1,309
            2002.........................................               452
            2003 and thereafter..........................                --
                                                                   ---------
        Future contract lease payments...................           $ 9,335
                                                                   =========

   At December 31, 1998 certain future contract payments have been assigned to financial institutions (note 8).

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(5)   Estimated Net Book Value of Equipment at Lease Termination

      The following table represents the Company's estimated net book value (residual value) of equipment at lease termination. The residual values in the following table are recorded as components of the Company's net investment in direct finance leases and loans of $8,326,000 and equipment held for operating leases of $7,123,000 in the consolidated balance sheet at December 31, 1998.

           Year of                                            Estimated net
           expected                                           book value at
          termination                                          termination
          -----------                                         -------------
                                                               (In thousands)

            1999.........................................         $ 3,090
            2000.........................................           3,470
            2001.........................................           4,963
            2002.........................................           2,118
            2003 and thereafter..........................           1,808
                                                                -----------
        Future contract lease payments to be received....         $ 15,449
                                                                ===========

(6)   Other Assets

      Other assets are as follows:
                                                                December 31,
                                                            --------------------
                                                               1998        1997
                                                            ---------    -------
                                                                (In thousands)

   Inventory........................................          $4,392      $ --
   Restricted cash  ................................           3,935       2,481
   Deposits on equipment ...........................           3,082         712
   Property and equipment, net......................           1,555         756
   Holdback on lease fundings.......................           1,349         311
   Available-for-sale securities....................           1,087       2,353
   Prepaid expenses and miscellaneous...............           2,074       1,439
                                                            ---------    -------
                         Total......................         $17,474      $8,052
                                                            =========    =======

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(7)   Securitization Facility

   The Company has a securitization facility providing for funding up to $225,000,000. At December 31, 1998, $170,712,000 was utilized. Under the
Company's securitization facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously transfers its interest in the leases to a bank conduit facility, which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A portion of the proceeds from the securitization of leases is required to be held in a separate restricted account as collateral for the leases transferred. This amount is recorded as restricted cash (note 6).

   Through September 30, 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles.

   During 1998 and 1997, the Company securitized leases with a book value of $200,166,000 and $15,209,000, respectively. These amounts are net of bad debt reserves and customer holdbacks of $7,686,000 and $328,000 for 1998 and 1997, respectively. Under gain-on-sale treatment in effect through September 30, 1998, the Company reflected the difference between the aggregate principal balance of the leases securitized and the proceeds received, net of an allowance for doubtful receivables, as the securitization retained interest on the balance sheet. At December 31, 1998, the securitization retained interest of $17,026,000 was recorded at the Company's estimate of its market value using a discounted cash flow approach. It included customer holdbacks of $3,934,000 and was net of an allowance for doubtful receivables of $1,808,000. Subsequent to eliminating gain-on-sale treatment, the Company recorded nonrecourse debt equal to the cash received of $44,676,000 from the securitization of leases during the fourth quarter of 1998 (note 8).

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   In connection with the securitizations, the Company entered into amortizing interest rate cap agreements and interest rate swap agreements for aggregate notional amounts, equal to the initial aggregate principal balances of the leases securitized, of $16,559,000 and $165,586,00, respectively. These agreements effectively established fixed interest rates ranging from 4.98% to 6.03% on all of the Company's off-balance sheet debt to limit its exposure to adverse fluctuations in interest rates. In February 1999, the Company entered into an amortizing interest rate cap agreement and interest rate swap agreement for aggregate notional amounts of $6,835,000 and $68,354,000, respectively, to establish a fixed interest rate of 5.32% on the Company's nonrecourse debt recorded in connection with the securitizations completed during the fourth quarter of 1998 and January 1999.

 (8)  Debt

  Notes Payable

   Notes payable to banks and others were as follows:
                                                   December 31,
                                                ------------------
                                                  1998      1997
                                                -------   -------
                                                  (In thousands)

   Senior credit facility.............          $91,700   $35,850
   Other..............................            4,946     2,267
                                                -------   -------
       Total..........................          $96,646   $38,117
                                                =======   =======

     At December 31, 1998 and 1997, the Company had available a senior credit facility in the amount of $155,000,000, and $100,000,000, respectively of which $91,700,000, and $35,850,000 at December 31, 1998 and 1997, was outstanding. The weighted-average interest rate on the senior credit facility at December 31, 1998 and 1997 was 6.58%, and 7.32%, respectively. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD or Fed Funds rate plus 1.30% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay quarterly a per annum commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25%. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1999 at which time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   In connection with the acquisition of Monex Leasing, Ltd., the Company issued a $2,679,000 note payable to the former owner of the company. Such note bears interest at 8% with principal payments over a three-year period. Additionally, the Company has notes payable to a third party at an interest rate of 10% with various payment terms and maturity dates.

  Recourse and Nonrecourse Debt

   The Company permanently finances leases with financial institutions, on either a nonrecourse and/or partial recourse basis. In connection with these financings, the Company receives a cash payment equal to the discounted value of the future rentals less, in certain cases, a holdback or cash reserve (note 6). In the event of default by a lessee under a lease which has been assigned to a lender under these financings, the lender has recourse to the lessee and to the underlying leased equipment but no recourse to the Company except to the extent of the recourse portion of the financing, including any holdback or cash reserve. Proceeds from the financing of leases are recorded as debt. Interest rates in connection with these loans ranged from 6.97% to 10.19% at December 31, 1998.

   In addition, at December 31, 1998, the Company had $44,676,000 of nonrecourse debt at an interest rate of 5.63% under its securitization facility (note 7).

    At December 31, 1998 the future principal maturities of recourse and nonrecourse debt are as follows:


                                               Amount
                                             -----------
                                            (In thousands)
    Year Ending December 31,
        1999..............................    $ 26,142
        2000..............................      22,683
        2001..............................      16,397
        2002..............................       9,153
        2003 and thereafter...............       2,258
                                            -----------
     Total recourse and nonrecourse
       discounted lease rentals...........    $ 76,633
                                            ===========

                       LINC CAPITAL, INC. AND SUBSIDIARIES

  Subordinated Debentures

    Subordinated debentures of the Company, which bear interest at 8.25% per annum, are due June 15, 2003. Interest is payable semiannually in June and in December. Mandatory sinking fund payments of $1,875,000 are required annually since June 15, 1993. Sinking fund requirements have been satisfied through June 15, 2001. The 8.25% Subordinated Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The subordinated debentures are convertible prior to maturity into the right to receive $377.30, in cash, per $1,000 face value of debentures. The remaining principal balances of the debentures at December 31, 1998 and 1997 are as follows:

                                           December 31,
                                      ---------------------
                                         1998        1997
                                      ---------    --------
                                         (In thousands)

  Subordinated debentures...........    $7,759     $ 7,759
  Less discount.....................    (2,065)     (2,373)
                                      ---------    --------
      Total.........................    $5,694     $ 5,386
                                      =========    ========


  Covenants and Restrictions

   The Company's various debt agreements contain restrictions on, among other things, the payment of dividends, capital expenditures, repurchase of capital stock, and the amount of recourse indebtedness that can be incurred. Furthermore, the Company is required to maintain a minimum adjusted tangible net worth (as defined), and the Company may not exceed a specified ratio of total recourse liabilities (as defined) to adjusted tangible net worth and is required to maintain minimum debt service coverage ratios (as defined). The Company is in compliance with these covenants.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(9)   Fair Value of Financial Instruments

   The Company has determined the estimated fair value of financial instruments using appropriate valuation methodologies or available market information. The carrying values of accounts receivable, securitization retained interest, restricted cash, available-for-sale securities, cash and cash equivalents, borrowings under the senior credit facility, and subordinated debt approximate fair values at December 31, 1998 and 1997 due to the short maturities, quoted market prices, or the discounted expected cash flows of such financial instruments.

   The fair values of recourse and nonrecourse debt and other notes payable has been estimated by discounting future cash flows using rates available at each respective year end for debt with similar terms and remaining maturities.

                                                     December 31,
                                       ---------------------------------------
                                              1998                 1997
                                       -------------------  ------------------
                                                    (in thousands)
                                       Carrying    Fair     Carrying   Fair
                                        Amount     Value     Amount    Value
                                       --------- ---------  -------- ---------
Liabilities
    Other notes payable                 $ 4,946  $ 5,362    $ 2,267   $ 2,346
    Recourse and nonrecourse debt        76,633   76,769     20,906    20,775


   The prior table excludes the notional amount outstanding and estimated fair value of off-balance sheet financial instruments, which were as follows:


                                                    December 31,
                                      --------------------------------------
                                             1998                 1997
                                      ------------------  ------------------
                                                  (in thousands)
                                       Notional   Fair     Notional   Fair
                                        Amount    Value     Amount    Value
                                      --------- --------  --------- --------
Off-balance sheet financial instruments
    Interest rate swap agreements      $165,576 $(1,135)    $15,326     $--
    Interest rate cap agreements         16,557      50       1,533      --


   The fair values of off-balance sheet financial instruments were estimated based on their termination values.

(10)  Stockholders' Equity

   Preferred Stock

   During 1997, 1,000,000 shares of $0.01 par value preferred stock were authorized. At December 31, 1998 no shares are outstanding.

   Other Comprehensive Income

    The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows:

                                              Pre-Tax   Tax Expense/  Net-of-Tax
                                               Amount    (Benefit)     Amount
                                             -----------------------------------
                                                       (in thousands)
Year ended December 31, 1998
   Unrealized gain (loss) on securities:
     Unrealized holding gains                    $2,395       $951       $1,444
     Reclassification adjustment
      for gains realized in net                  (3,824)    (1,518)      (2,306)
                                              ----------------------------------
     Net unrealized loss                         (1,429)      (567)        (862)
   Foreign currency translation adjustments        (163)       (65)         (98)
                                              ----------------------------------
   Other comprehensive loss                      (1,592)      (632)        (960)
                                              ==================================

Year ended December 31, 1997
   Unrealized gain on securities:
     Unrealized holding gains                    $1,389       $552         $837
     Reclassification adjustment
      for gains realized in net earnings           (430)      (171)        (259)
                                              ----------------------------------
   Net unrealized gains                             959        381          578
   Foreign currency translation adjustments          -          -            -
                                              ----------------------------------
   Other comprehensive income                       959        381          578
                                              ==================================

Year ended December 31, 1996
  Unrealized gain (loss) on securities:
    Unrealized holding gains                       $854       $351         $503
    Reclassification adjustment
     for gains realized in net earnings            (263)      (108)        (155)
                                              ----------------------------------
  Net unrealized gains                              591        243          348
  Foreign currency translation adjustments           -          -            -
                                              ----------------------------------
 Other comprehensive income                         591        243          348
                                              ==================================

                       LINC CAPITAL, INC. AND SUBSIDIARIES

    Accumulated other comprehensive income (loss), net of tax, at December 31, 1998, 1997, and 1996 consists of unrealized gains on securities of $64,000, $926,000, and $348,000 and accumulated foreign currency adjustments of $(98,000), $0, and $0, respectively.

(11)  Stock Options

   The Company has four non-qualified stock option plans -- the 1988 Stock Option Plan ("1988 Plan"), the 1994 Stock Option Plan ("1994 Plan"), the 1997 Stock Incentive Plan, and the Non-Employee Director Option Plan. The 1988 and 1994 Plans have been terminated and no further options will be granted under those plans. However, 166,304 options remain outstanding under the 1994 Plan with exercise prices ranging from $1.51 per share to $2.69 per share. Options granted under the 1994 Plan vest over various periods, but must be exercised within 10 years after the grant date.

   During 1997, the Company adopted the 1997 Stock Incentive Plan and the Non-Employee Director Option Plan (collectively, the "1997 Plans"). The 1997 Stock Incentive Plan permits the grant of options and other equity-based awards with respect to 375,000 shares of the Company's common stock and the Non-Employee Director Option Plan permits the grant of options with respect to 100,000 shares of the Company's common stock. The 1997 Plans provide for grants of options to employees and directors to purchase shares of the Company's common stock at terms established by the Board of Directors or the Compensation Committee. Options granted under the 1997 Plans were granted at an exercise price equal to the fair value at the date of grant with ten-year terms and vesting periods up to 4 years. In December 1998, the Company amended the 1997 Stock Incentive Plan to reduce the per share exercise price of 257,196 stock options granted to employees, other than senior management officers, to $7.06 per share from the original grant price. The revised option grant price represented the average fair value of the Company's common stock during the twenty-day period prior to re-pricing. Additionally, the 1997 Stock Incentive Plan was amended to reduce the per share exercise price of 30,000 stock options granted to certain senior management officers to the lesser of either the original grant price of $13.00 per share. The re-pricing of the stock options has been presented in the table below as if the stock options were canceled and an equal number of new options were granted.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   The following table summarizes the activity under the Plans during the year ended December 31, 1998, 1997, and 1996.

                                                    1998             1997             1996
                                                    ----             ----             ----
                                                Weighted                   Weighted                  Weighted-
                                                Average                    Average                    Average
                                   Number       Exercise       Number      Exercise      Number      Exercise
                                  of shares      Price       of Shares      Price       of Shares       Price
                                  ---------      -----       ---------      -----       ---------       -----
Outstanding at the
beginning of the year              376,482       $ 8.21         504,704      $ 1.77       272,598      $ 1.39
   Granted.............            585,901        11.06         241,412       11.67       241,476        2.23
   Exercised...........                 --           --        (369,634)       1.67        (9,370)       2.68
   Forfeited...........            (24,719)        9.69              --          --            --          --
   Canceled............           (287,196)       15.08              --          --            --          --
                                  --------        -----         -------        ----       -------        ----
Outstanding at the end
of year................            650,468         7.70         376,482        8.21       504,704        1.77
                                   -------         ----         -------        ----       -------        ----
Options exercisable at
year-end...............            202,981       $ 7.29              --         $--       312,755      $ 1.67
                                   -------       ------             ---         ---       -------      ------

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                   Options Outstanding              Options Exercisable
                                ---------------------------        ---------------------
                                          Weighted-
                                           Average     Weighted-               Weighted-
                               Number     Remaining     Average      Number     Average
                                 of      Contractual    Exercise       of       Exercise
Range of exercise prices       Shares       Life         Price       Shares      Price
------------------------       ------       -----        -----       ------      -----
$1.51 to 2.22                 134,659         9.6        $2.09        62,121      $1.96
$2.69                          23,426         8.5         2.69            -          -
$6.88 to 7.94                 334,051         9.4         7.24        94,192       7.72
$13.00                        128,332         9.0        13.00        42,918      13.00
$19.25                         30,000         9.4        19.25         3,750      19.25
                               ------         ---        -----         -----      -----
                              650,468         8.9        $7.70       202,981      $7.29
-------------------------------------------------------------------- ------------------

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. During 1998, 1997, and 1996, the Company recognized $47,000, $50,000, and $0, respectively, in compensation cost. Had compensation cost for the Company's stock option plans been determined consisted with FASB Statement No. 123, the Company's net income from continuing operations and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    Years Ended December 31,
                                                  ------------------------------
                                                    1998       1997        1996
                                                  -------    --------    -------
                                                          (In thousands)
  Net earnings from continuing operations
      As reported............................      $4,594      $2,458     $1,435
      Pro forma .............................       4,131       2,366      1,409
  Net earnings from continuing operations per
    Common share--as reported:
      Basic .................................        $.89        $.73       $.48
      Diluted ...............................         .86         .72        .45
  Net earnings from continuing operations per
      Common share--pro forma:
      Basic .................................        $.80        $.70       $.47
      Diluted ...............................         .77         .70        .45


   For purposes of calculating the compensation cost consistent with FASB Statement No. 123, the fair value of each grant is estimated on the date of the grant. For options granted under the 1988 Plan and the 1994 Plan, the fair value of each options grant was calculated using the minimum value method specified by FASB Statement No. 123 with the following assumptions: risk-free interest rate of 6.0%, expected lives ranging from 3 to 9 years, and expected volatility and dividend rate of 0%. For options granted under the 1997 Plans, the fair value of each option grant in 1998 and 1997, respectively, was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 5.3% and 5.8%, expected lives of 4.7 and 4.4 years, expected volatility of 35%, and a dividend rate of 0%.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   The weighted average fair value of options granted during 1998 was $4.18 per share. During 1997, 31,234 options were granted at an exercise price of $2.69 per share with a weighted average fair value of $1.17 per share and 210,178 options were granted at an exercise price of $13.00 per share with a weighted average fair value of $4.93 per share. The weighted average fair value of options granted during 1996 was $.43 per share.


(12)  Earnings per share

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations.


                                                                       Years ended December 31,
                                                          -----------------------------------------------
                                                              1998              1997             1996
                                                          -------------    -------------    -------------
                                                               (In thousands, except per share data)
Numerator for basic and diluted earnings
      per share from continuing operations
         Net earnings from continuing operations          $      4,594     $      2,458     $      1,435
                                                          -------------    -------------    -------------
Denominator for basic earnings per share
         Weighted average shares                             5,171,359        3,371,527        2,990,997
         Effect of dilutive stock options                      175,222           25,811          170,554
                                                          -------------    -------------     ------------
Denominator for diluted earnings per share
         Adjusted weighted average shares                    5,346,581        3,397,338        3,161,551
                                                          -------------    -------------     ------------
Net earnings from continuing operations:
         Basic earnings per share                         $        .89     $        .73     $        .48
                                                          =============    =============    =============
         Diluted earnings per share                       $        .86     $        .72     $        .45
                                                          =============    =============    =============

    Contingent shares issuable in connection with the acquisition of Monex Leasing, Ltd. and stock options that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 78,528 0, and 0, for the year ended December 31, 1998, 1997, and 1996, respectively.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(13)  Income Taxes

    The provisions for income tax expense for continuing operations were comprised of the following:

                                        Years Ended December 31,
                                      ------------------------------
                                        1998       1997        1996
                                      --------   --------    -------
                                              (In thousands)
    Current:
       Federal...................        $318       $367        $276
       State.....................         437         66          43
    Deferred:
       Federal...................       2,318        852         562
       State.....................         (49)       342         203
                                      --------   --------    -------
        Total income tax expense.      $3,024     $1,627      $1,084
                                      ========   ========    =======


   Deferred tax expense relates principally to the difference in the method of recognizing revenue and expense on direct finance leases for financial reporting purposes versus tax purposes. The provision for income taxes differs from the expected income tax provision (computed by applying the Federal tax rate of 35%) for the following reasons.

                                                   Years Ended December 31,
                                                -----------------------------
                                                  1998       1997       1996
                                                -------   ---------   -------
                                                        (In thousands)
  Expected tax provision...................      $2,666     $1,434       $924
  State taxes, net of Federal tax benefit..         252        265        132
  Other....................................         106        (72)        28
                                                -------   ---------    -------
         Income tax expense................      $3,024     $1,627     $1,084
                                                =======   =========    =======

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                            December 31,
                                                  ------------------------------
                                                   1998        1997        1996
                                                 --------    --------    -------
                                                           (In thousands)
Deferred tax assets:
  Net operating loss carry forwards........        $1,350      $5,159    $6,709
  Investment tax credit carryforwards......         2,409       2,741     2,741
  Alternative minimum tax credit
   carryforwards...........................           944         671       445
                                                   ------     -------     ------
     Total gross deferred tax assets.......         4,703       8,571     9,895
  Less valuation allowance.................        (3,632)     (4,319)   (4,319)
                                                   -------      ------   -------
     Net deferred tax assets...............         1,071       4,252     5,576
                                                   -------     ------     ------
Deferred tax liabilities:
  Investment in leased equipment...........        (2,955)     (3,873)   (4,008)
  Unrealized gain on securities............           (40)       (615)     (258)
                                                   ------    --------    -------
     Total gross deferred tax liabilities..        (2,995)     (4,488)   (4,266)
                                                   ------    --------    -------
     Net deferred tax asset (liability)....       $(1,924)      $(236)   $1,310
                                                 ========    =========   =======

   For income tax purposes, the Company has an available net operating loss carryforward of approximately $3,857,000, which expires beginning in 2007. The Company also has unused investment tax credit carryforwards of approximately $2,409,000 available to offset future taxes payable which expire beginning in 1999.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(14)  Other Commitments

   The Company leases several offices and a warehouse facility under noncancelable operating leases. Additionally, the Company entered into a lease commitment for additional office space at its corporate headquarters. The future minimum rental payments due under these leases and the Company's lease commitment for additional office space are as follows:


                                                  Amount
                                               -------------
                                               (In thousands)
      Year Ending December 31,
          1999..............................    $1,854,000
          2000..............................     1,879,000
          2001..............................     1,809,000
          2002..............................     1,594,000
          2003 and thereafter...............     4,685,000
                                               ------------
            Total...........................   $11,821,000
                                               ============

   The Company's total obligation for rent was $1,438,000, $1,042,000, and $697,000 for 1998, 1997, and 1996, respectively. A portion of the Company's obligation for rent, set forth above, during 1998, 1997 and 1996 has been allocated and charged to LFC Capital, Inc., a related party (note 16).

     The Company's corporate headquarters and its Select Growth Finance and Portfolio Finance activities are located in Chicago, Illinois and occupy approximately 29,000 square feet of office space. Although the lease for the facility expires on September 30, 1999, the Company has committed to enter into a new lease expiring on June 30, 2006 for 44,000 square feet of office that includes the majority of the current office space as well as additional office space at the same location. The Company's Rental & Distribution activities are located in Foster City, California and occupy approximately 23,500 square feet of office space. This space is occupied under a lease, which expires on May 31, 2002. The Company's Vendor Finance activities operate out of four offices located in Minneapolis, Minnesota; Houston, Texas, Dayton, Ohio; and Wheeling, Illinois, each of which occupies approximately 2,000 to 9,000 square feet of office space and are leased under leases that expire at various dates through August 31, 2003.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   An unrelated third party has committed to sublease approximately 8,000 square feet of the office space at the Company's corporate headquarters through June 30, 2006 at $150,000 per annum. The Company also subleases a portion of the facility of its Rental and Distribution activities under an annual sublease that expires in April 1999 and a portion of its other office space under a sublease agreement that expires in October 2000. Rent received under the sublease agreements for 1998, 1997 and 1996 was $204,000, $191,000, and $177,000,
respectively.

(15)  Segment Information

   The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The Select Growth Finance segment directly originates leases and accounts receivable and other asset-backed financing to middle and late stage emerging growth companies, primarily serving the healthcare and information technology industries. The
Portfolio Finance segment finances leases generated by smaller equipment lessors. The Rental and Distribution segment engages in rental, leasing, and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries. The Vendor Finance segment establishes leasing programs for manufacturers and distributors. The Company's reportable segments are strategic business units that serve different markets and offer different products and services, which complement each other. They are managed separately since each business requires different pricing and marketing strategies. Each segment primarily generates business in the U.S. The amount of revenues generated and assets held outside of the U.S. are impracticable to disclose. Each segment's customer base is highly diversified, with no significant customer concentrations.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment transactions. The Company evaluates performance of each segment based on earnings from continuing operations before income taxes and minority interest. Additionally, the Company evaluates performance of Select Growth Finance, Portfolio Finance, and Vendor Finance based on lease fundings.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The corporate component of earnings from continuing operations before income taxes and minority interest represents corporate selling, general and administrative expenses for activities such as acquisition searches not allocable to a segment. Certain selling, general and administrative expenses, including depreciation expense on corporate property and equipment, are allocated to each segment based on employee headcount or a combination of lease and loan receivables and the number of contracts serviced. In the 1998 presentation, the results of Rental and Distribution have been restated to includes its' direct finance leasing activity and conform to the Company's selling, general, and administrative expense allocation policy. Corporate assets consist of cash, including restricted cash; certain investments, property and equipment, and other assets not identifiable with any particular segment; and in 1996, net assets of discontinued operations.

                                 Select                     Rental
                                 Growth       Portfolio      and           Vendor
     (Dollars in thousands)      Finance      Finance     Distribution     Finance     Corporate     Consolidated
     ----------------------      -------      -------     ------------     -------     ---------     ------------
Year end December 31, 1998
  Total revenues                 $13,036        $11,059        $40,249      $8,698           $--          $73,042
  Depreciation and
   amortization expense              330          1,563          4,237         229            --            6,359
  Interest expense                 3,276          2,330          1,079       2,487            --            9,172
  Earnings (loss) from
   continuing operations before
   income taxes and minority
   interest                        4,038          1,615          1,681       1,193          (909)           7,618
  Total assets                    72,757         82,911         30,725      56,622         5,869          248,884
  Lease fundings                 $52,405       $146,051         $6,916     $48,012           $--         $253,384
                               ----------------------------------------------------------------------------------

Year ended December 31, 1997
  Total revenues                  $8,450         $2,847        $30,380         $--           $--          $41,677
  Depreciation and
   amortization expense              314            388          3,591          --            --            4,293
  Interest expense                 2,449            819          1,243          --            --            4,511
  Earnings (loss) from
   continuing operations before
   income taxes and minority
   interest                        2,547            466          1,461          --          (376)           4,098
  Total assets                    45,530         36,548         23,432          --         3,467          108,977
  Lease fundings                 $32,568        $39,671         $7,001         $--           $--          $79,240
                               ----------------------------------------------------------------------------------

Year ended December 31, 1996
  Total revenues                  $4,885         $1,364        $29,807         $--           $--          $36,056
  Depreciation and
   amortization expense              193             --          3,454          --            --            3,647
  Interest expense                 1,442            105          1,224          --            --            2,771
  Earnings (loss) from
   continuing operations before
   income taxes and minority
   interest                        1,357            368          1,114          --          (200)           2,639
  Total assets                    26,461          3,062         28,437          --         9,240           67,200
  Lease fundings                 $16,604         $1,795         $5,674         $--           $--          $24,073
                               -----------------------------------------------------------------------------------

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(16)  Distributions to Certain Shareholders and Discontinued Operations

   In 1997, the Company transferred to its wholly owned subsidiary, LFC Capital, Inc. (formerly known as LINC Finance Corporation), certain assets and related liabilities not used in the Company's continuing businesses and the preferred stock issued by the Company's subsidiary, LINC Quantum Analytics, Inc. (the "Subsidiary Preferred Stock").

   Promptly following the transfer, the stock of LFC Capital, Inc. was distributed to certain of the Company's shareholders in redemption of 482,792 shares of the Common Stock of the Company. Simultaneously with the distribution of the stock of LFC Capital, Inc., (i) LFC Capital, Inc. agreed to pay the Company an aggregate of $2,508,000 until maturity of the Company's 8.25% Subordinated Debentures due 2003 (the principal balance of such Debentures shown in the Company's financial statements herein is net of such amount); (ii) LFC Capital, Inc. repaid a loan from the Company to it; and the Company caused the Subsidiary Preferred Stock to be redeemed for $4,681,000 plus accrued dividends. In connection with the distribution of the stock of LFC Capital, Inc., retained earnings was reduced by $7,037,000, the Company's net investment in LFC Capital, Inc. at the date of distribution. No gain or loss was recognized in connection with such distribution, as the fair market value of the net assets of LFC Capital, Inc. at such date was approximately equal to their net book value.

   As a result of the distribution, the results of operation of LFC Capital, Inc. and certain related businesses, including those related businesses disposed of in prior years, have been classified as discontinued operations in the accompanying financial statements. Revenues of such discontinued operations for the years ended December 31, 1997 and 1996 were $7,405,000 and $24,450,000, respectively. The principal assets of discontinued operations consisted of a portfolio of leased diagnostic medical imaging equipment and an art collection.

     The Company has agreed to provide certain limited lease servicing activities to LFC Capital, Inc., including billing, collection and invoicing, for the remaining portfolio of leases owned by LFC Capital, Inc. until December 31, 1999. The Company received $270,000 and $83,000 for such services performed in 1998 and 1997, respectively. The Company has agreed to provide such services to LFC Capital, Inc. for $156,000 in 1999. Additionally, LFC Capital, Inc. subleased from the Company, approximately 2,500 square feet of space adjacent to the Company's executive offices for approximately $68,000 in 1998 and 1997, which was equal to the Company's cost for such space. In 1999, LFC Capital, Inc. will sublease from the Company approximately 1,000 square feet for $27,000

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   The agreements relating to the net assets of the discontinued operations prohibits LFC Capital, Inc. from competing with the Company for the longer of three years or the period of time during which certain officers are employed by the Company plus one year. Such agreements require LFC Capital, Inc. to refer all lease origination opportunities that its employees may encounter to the Company.

(17)  Related Party Transaction

    A member of the Company's Board of Directors who is also president of LFC Capital, Inc. served as a consultant to the Company with respect to various aspects of the Company's business and strategic issues. Fees paid by the Company for such services, including a referral fee paid in connection with the acquisition of Comstock Leasing, Inc., during the years ended December 31, 1998, 1997, and 1996 were $188,000, $119,000, and $25,000, respectively.

(18)  Subsequent Event

    Effective January 1, 1999, the Company purchased all of the outstanding common stock of Connor Capital Corporation. The acquisition, to be accounted for under the purchase method, included a cash payment of $1,472,000 and future contingent payments of up to $5,500,000.

 [KPMG Peat Marwick LLP Letterhead]


                          Independent Auditors' Report



The Board of Directors and Stockholders
LINC Capital, Inc.:

Under date of February 17, 1999, we reported on the consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP

Chicago, Illinois
February 17, 1999

Schedule II - Valuation and Qualifying Accounts

For the three years ended, December 31, 1998
(in thousands)

                                                             Additions
                                             Balance at      charged to                                       Balance at
                                            beginning of      costs and       Recoveries                         end
              Description                      period         expenses        and other      Charge offs      of period
----------------------------------------   ---------------  --------------  --------------- --------------  ---------------
Allowances for Doubtful Accounts

     Year ended December 31, 1996                  $1,104            $749             $130         $(689)           $1,294
     Year ended December 31, 1997                   1,294           1,253              203          (198)            2,552
     Year ended December 31, 1998                   2,552           5,280            1,079        (3,312)            5,599

Inventory Reserve

     Year ended December 31, 1996                    $589        $      -          $     -          $(37)             $552
     Year ended December 31, 1997                     552             123                -          (105)              570
     Year ended December 31, 1998                     570             106                -           (58)              618