Form 10-Q
period 1999-03-31
LINC CAPITAL INC
filed 1999-05-17
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


At May 12, 1999, 5,265,050 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I.                 FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheets-
               March 31, 1999 (unaudited) and December 31, 1998.............   3
           Consolidated Statements of Earnings-
               Three months ended March 31, 1999 and 1998 (unaudited).......   4
           Consolidated Statements of Cash Flows-
               Three months ended March 31, 1999 and 1998 (unaudited).......   5
           Notes to Consolidated Financial Statements.......................   7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  16


PART II.                OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  17


SIGNATURES..................................................................  17

LINC Capital, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)



                                                          March 31, December 31,
                                                        ----------- ------------
                        ASSETS                              1999         1998
                        ------                              ----         ----
                                                        (Unaudited)    (Audited)

Net investment in direct finance leases and loans..........$252,216   $163,966
Equipment held for rental and operating leases, net .......  30,995     30,659
Accounts receivable .......................................   8,916      7,593
Securitization retained interest ..........................  14,946     17,026
Other assets ..............................................  18,270     17,474
Goodwill ..................................................  13,295     10,738
Cash and cash equivalents .................................     118      1,428
                                                          ---------   ---------
         Total assets ....................................$ 338,756   $248,884
                                                          =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Senior credit facility and other senior notes payable ....$ 108,579   $ 96,646
Recourse debt ............................................    7,455      8,017
Nonrecourse debt .........................................  144,538     68,616
Accounts payable .........................................   11,180      7,443
Accrued expenses .........................................    7,850      8,775
Customer holdbacks .......................................    9,178     10,328
Subordinated debentures ..................................    5,780      5,694
Deferred income taxes ....................................    2,030      1,924
                                                          ---------   ---------
       Total liabilities .................................$ 296,590   $207,443
                                                          ---------   ---------


Stockholders' equity:
    Common stock, $0.001 par value, 15,000,000 shares
     authorized; 5,330,953 and 5,249,591 shares issued;
     5,265,050 and 5,183,688 shares outstanding ..........        5           5
    Additional paid-in capital ...........................   29,852      29,567
    Deferred compensation from issuance of options .......      (40)       (124)
    Stock note receivable ................................     (182)       (182)
    Treasury stock, at cost; 65,903 shares ...............     (287)       (287)
    Accumulated other comprehensive loss .................     (103)        (34)
    Retained earnings ....................................   12,921      12,496
                                                           ---------    --------
       Total stockholders' equity ........................   42,166      41,441
                                                           ---------    --------
Total liabilities and stockholders' equity ............... $338,756    $248,884
                                                           =========    ========

           See accompanying notes to consolidated financial statements.

PART I - FINANCIAL INFORMATION

LINC Capital, Inc. and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
(Dollars in thousands, except per share data)
                                                              Three months ended
                                                                    March 31,
                                                            --------------------
                                                              1999         1998
                                                            -------       ------
REVENUES:
    Sales of equipment ...........................          $ 6,899      $5,720
    Direct finance lease income ..................            5,838       2,108
    Interest income ..............................              819         426
    Rental and operating lease revenue ...........            2,699       2,456
    Servicing fees and other income ..............            2,702         483
    Gain on sale of lease receivables ............              --          697
    Gain on equipment residual values ............              251         247
    Gain on equity participation rights ..........              234       2,068
                                                            -------       -----
       Total revenues ...........................            19,442      14,205
                                                            -------       -----
Expenses:
    Cost of equipment sold .......................            5,498       4,700
    Selling, general and administrative ..........            6,199       3,665
    Interest .....................................            4,081       1,670
    Depreciation of equipment under rental
     agreements and operating leases .............            1,783       1,505
    Goodwill amortization.........................              208          16
    Provision for credit losses ..................            1,086         603
                                                            -------       -----
       Total expenses ............................           18,855      12,159
                                                            -------       -----
Earnings before income taxes........................            587       2,046
Income tax expense ...............................              162         790
                                                            -------       -----
Net earnings .....................................          $   425      $1,256
                                                            =======       =====
Net earnings per common share:
      Basic.......................................          $   .08      $  .24
      Diluted.....................................          $   .08      $  .24


           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited)
(Dollars in thousands)

                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                            1999        1998
                                                          --------    --------
Cash flows from operating activities:
  Net earnings.........................................  $    425     $ 1,256
    Adjustments to reconcile net earnings
     to net cash provided by operations:
       Depreciation and amortization .................      2,252       1,595
       Direct finance lease income ...................     (5,838)     (2,108)
       Payments on direct finance leases .............     21,042       7,153
       Deferred income taxes .........................        162         547
       Provision for credit losses ...................      1,086         603
       Gain on sale of lease receivables .............        --         (697)
       Gain on equity participation rights ...........       (234)     (2,068)
       Amortization of discount ......................         86          73
       Deferred compensation .........................        (26)         25
    Changes in assets and liabilities:
       Increase in receivables .......................     (1,249)       (335)
       Increase in other assets.......................       (663)     (2,859)
       Increase in accounts payable ..................      3,689       1,553
       Decrease in accrued expenses ..................       (981)        (30)
       Decrease in customer holdbacks ................     (1,150)        (12)
                                                         --------      -------
Cash provided by operating
  activities .........................................     18,601       4,696
                                                         --------      -------
Cash flows from investing activities:
  Cost of equipment acquired for lease
    and rental .......................................    (96,096)    (34,185)
  Cash used in acquisitions, net of
    cash acquired ....................................     (1,497)     (2,699)
  Funding of securitization retained interest.........        --       (2,177)
  Receipts on securitization retained interest........      2,388         319
  Fixed assets purchased .............................       (474)       (177)
  Proceeds from sale of investments ..................        234       2,068
                                                          --------     -------
Net cash used in investing activities ................    (95,445)    (36,851)
                                                          --------     -------



           See accompanying notes to consolidated financial statements.

LINC Capital, Inc. and Subsidiaries
Consolidated Cash Flow Statements (Unaudited) - (Continued)
(Dollars in thousands)

                                                        Three months ended
                                                              March 31,
                                                      ----------------------
                                                           1999        1998
                                                         --------    -------
Cash flows from financing activities:
    Net increase in notes payable ....................    11,933      24,300
    Proceeds from recourse and
     nonrecourse debt ................................    86,100       1,220
    Repayment of recourse and nonrecourse
     debt ............................................   (22,894)     (7,363)
    Proceeds from sales of lease
     receivables .....................................       --       18,427
    Proceeds from stock notes receivable .............       --          329
    Sale of stock ....................................       395         --
                                                          ------     -------
Net cash provided by financing
    activities .......................................    75,534      36,913
                                                          ------     -------
Net increase (decrease) in cash ......................    (1,310)      4,758
Cash at beginning of period ..........................     1,428         --
                                                          ------      ------
Cash at end of period ................................   $   118     $ 4,758
                                                          ======     =======
Supplemental disclosures of cash flow information:
    Interest paid ....................................   $ 2,706     $ 1,384
    Income taxes paid ................................   $   287     $   681

           See accompanying notes to consolidated financial statements.

LINC Capital Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(1)  The  Company

     LINC Capital, Inc. (the "Company") is a finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. The Company's principal businesses are (i) the direct origination of leases and accounts receivable and other asset-backed financing to middle and late stage emerging growth companies primarily serving the healthcare and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries ("Instrument Rental and Distribution"), and (iv) the establishment of leasing programs for manufacturers and distributors ("Vendor Finance").

(2)    Significant Accounting Policies

       Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       Reclassifications

     Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

(3)    Acquisitions

     Effective January 1, 1999, the Company purchased all of the outstanding common stock of Connor Capital Corporation, a lessor specializing in developing captive finance programs for equipment vendors. The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

     The consideration for the acquisition included $1,497,000 in cash payments, net of cash acquired, and future contingent cash payments of up to $5,500,000. The fair value of assets purchased and liabilities assumed in the acquisition were $10,973,000 and $12,228,000, respectively.

(4)    Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:

                                                   March 31,    December 31,
                                                     1999          1998
                                                 -------------  ------------
                                                       (In thousands)
         Lease and loan contracts receivable in
            installments .......................   $ 293,951     $ 191,278
         Estimated residual value of leased
            equipment ..........................       8,360         8,326
         Initial direct costs...................       2,354         2,447
         Unearned lease income .................     (47,401)      (34,294)
         Allowance for doubtful receivables ....      (5,048)       (3,791)
                                                    ---------    ----------
         Net investment ........................    $252,216     $ 163,966
                                                    =========    ==========

(5)   Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                                March 31,    December 31,
                                                  1999           1998
                                                ---------    ------------
                                                    (In thousands)
    Equipment under operating leases.........    $ 14,513      $13,905
    Equipment under rental agreements........      16,482       16,754
                                                ---------     --------
    Net book value...........................    $ 30,995      $30,659
                                                =========     ========

     The book values presented in the above table are net of accumulated depreciation of $9,839,000 and $8,058,000 at March 31, 1999 and December 31, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.


(6)    Loss Experience Reserves

         The following table sets forth delinquencies as a percentage of gross remaining receivables on leases included in the Company's owned and managed lease portfolio and net charge-offs as a percentage of the Company's remaining net investment in direct finance leases and loans as of the ends of the periods indicated. Additionally, the table sets forth the allowance for doubtful receivables provided, as well as holdback reserves on portfolios acquired, as of the ends of the periods indicated.

                                                March 31,     December 31,
                                                  1999            1998
                                              --------------  --------------
                                                 (Dollars in thousands)
Select Growth Finance:
        Gross Receivable Balance                $81,936         $75,882
        31 - 60 days past due                     0.25%           3.07%
        61 - 90 days past due                     0.52%           0.07%
        Over 90 days past due                     1.25%           1.52%
Portfolio Finance:
        Gross Receivable Balance               $223,902        $175,885
        31 - 60 days past due                     2.05%           2.13%
        61 - 90 days past due                     1.09%           1.27%
        Over 90 days past due                     0.23%           0.20%
Rental and Distribution:
        Gross Receivable Balance                 $9,152         $10,064
        31 - 60 days past due                     3.23%           8.88%
        61 - 90 days past due                     1.31%               -
        Over 90 days past due                         -               -
Vendor Finance:
        Gross Receivable Balance               $120,143         $92,478
        31 - 60 days past due                     2.46%           3.37%
        61 - 90 days past due                     1.23%           0.61%
        Over 90 days past due                     1.38%           1.16%
Totals:
        Gross Receivable Balance               $435,133        $354,309
        31 - 60 days past due                     1.85%           2.85%
        61 - 90 days past due                     1.03%           0.81%
        Over 90 days past due                     0.73%           0.73%

Average net investment in leases and
     loans owned and managed                   $345,640        $242,757

Net charge-offs                                     634           3,116
Net charge-off percentage                         0.18%           1.28%

Allowance for doubtful receivables included in:
     Net investment in direct finance leases
        and loans                               $ 5,048         $ 3,791

     Securitization retained interest             1,501           1,808

Holdback reserves on portfolios acquired          5,141           6,104
                                               ----------      ----------
Total allowance and holdbacks                   $11,690         $11,703
                                               ==========      ==========

     In addition to the allowance for doubtful receivables and holdback reserves, in connection with its Portfolio Finance activities the Company has recourse to certain of its Portfolio Finance customers. At March 31, 1999 and December 31, 1998 the aggregate amount of recourse was $16,572,000 and $10,407,000, in support of gross remaining receivables totaling $162,262,000 and $117,399,000, respectively.

(7)   Debt

      Notes Payable

     Notes payable to banks and others were as follows:

                                                       March 31,    December 31,
                                                         1999           1998
                                                      ------------   ----------
                                                            (In thousands)
   Senior credit facility..................               $104,900     $91,700
   Other...................................                  3,679       4,946
                                                          --------     --------
         Total................................            $108,579     $96,646
                                                          ========     ========

     At March 31, 1999 and December 31, 1998, the Company had available a senior credit facility in the amount of $155,000,000, of which $104,900,000, and $91,700,000 was outstanding at March 31, 1999 and December 31, 1998, respectively. The weighted-average interest rate on the senior credit facility at March 31, 1999 and December 31, 1998 was 6.53% and 6.58%, respectively. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or Fed Funds rate plus 1.30% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25%. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1999 at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002.

         In connection with the acquisition of Monex Leasing, Ltd., the Company issued a note payable to the former owner of the company. Such note bears interest at 8% with principal payments over a three-year period. At March 31, 1999, $1,679,000 is outstanding. Additionally, the Company has notes payable to a third party at an interest rate of 10% with various payment terms and maturity dates.

      Recourse and Nonrecourse Debt

     At March 31, 1999, the Company had a securitization facility providing for funding up to $225,000,000. This facility was increased to $300,000,000 in May 1999. Under the Company's securitization facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously transfers its interest in the leases to a bank conduit facility, which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A portion of the proceeds form the securitization of leases is required to be held in a separate restricted account as collateral for the leases transferred. This amount is recorded as restricted cash.

         During the three months ended March 31, 1999 and 1998, the Company securitized leases with a net book value of $70,069,000 and $16,864,000, net of an allowance for doubtful receivables and customer holdbacks of $994,000 and $509,000, respectively. During the first quarter of 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Under gain-on-sale treatment, the Company reflected the difference between the aggregate principal balance of the leases securitized and the proceeds received, net of an allowance for doubtful receivables, as the securitization retained interest on the balance sheet. At March 31, 1999, the securitization retained interest of $14,946,000 was recorded at the Company's estimate of its market value using a discounted cash flow approach. It included customer holdbacks of $3,409,000 and was net of an allowance for doubtful receivables of $1,501,000. Effective, October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Subsequent to eliminating gain-on-sale treatment, the Company recorded nonrecourse debt equal to the cash received. At March 31, 1999 and December 31, 1998, $104,851,000 and $44,676,000,
respectively, was recorded as nonrecourse debt. The weighted-average interest rate on the securitization facility at March 31, 1999 and December 31, 1998 was 5.34% and 5.63%, respectively.

         The Company also permanently finances leases with financial institutions, on either a nonrecourse or partial recourse basis. In connection with these financings, the Company receives a cash payment equal to the discounted value of the future rentals less, in certain cases, a holdback or cash reserve. In the event of default by a lessee under a lease which has been assigned to a lender under these financings, the lender has recourse to the lessee and to the underlying leased equipment but no recourse to the Company except to the extent of the recourse portion of the financing, including any holdback or cash reserve. Proceeds from the financing of leases are recorded as debt.

(8)   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           1999          1998
                                                           ----          ----
                                              (in thousands, except share data)

Numerator for basic and diluted earnings
  per share - net earnings ................          $         425     $  1,256
                                                        ----------      -------

Denominator for basic earnings per share--
    Weighted average shares outstanding....              5,221,682    5,133,688

Effect of dilutive stock options...........                135,247      198,052
                                                           -------      -------
Denominator for diluted earnings per share.              5,356,929    5,331,740
                                                         ---------    ---------
Net earnings:
   Basic earnings per share ..............              $      .08    $     .24
                                                        ==========    =========
   Diluted earnings per share ............              $      .08    $     .24
                                                        ==========    =========

(9)      Comprehensive Income

     The components of comprehensive income, net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:

                                              Three months ended March 31
                                            ------------------------------
                                              1999              1998
                                            ----------       ----------
                                                    (In thousands)
Net earnings ............................      $425             $1,256

Other comprehensive income, net of tax:
   Unrealized loss on securities.........       (96)              (65)
   Foreign currency translation
     adjustment.........................         27                --
                                               ----             ------
Comprehensive income ....................      $356             $1,191
                                               ====             ======

     Accumulated other comprehensive loss, net of tax, at March 31, 1999 and December 31, 1998 consists of unrealized gains (losses) on securities of $(32,000) and $64,000 and accumulated foreign currency translation adjustments of $(71,000) and $(98,000), respectively.

(10)     Segment Information

        The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The following table presents certain information by segment.

                                               Select                      Rental
                                               Growth      Portfolio        and          Vendor
             (Dollars in thousands)            Finance      Finance     Distribution    Finance     Corporate  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Three months ended March  31, 1999
     Total revenues......................          $2,776       $5,397         $8,784       $2,485     $-            $19,442
     Depreciation and
       amortization expense..............             101          545          1,136          209      -              1,991
     Interest expense....................           1,093        1,882            322          784      -              4,081
     Earnings (loss) before income taxes.             237        1,904            156       (1,416)      (294)           587
     Total assets.......................           73,311      147,018         33,216       82,007      3,204        338,756
     Lease fundings.....................           $6,357      $63,093         $2,641      $24,005     $-            $96,096
                                            ---------------------------------------------------------------------------------

Three months ended March  31, 1998
     Total revenues.....................           $4,133       $2,015         $7,427         $630     $-            $14,205
     Depreciation and
       amortization expense.............               55          569            897          -        -              1,521
     Interest expense...................              708          640            239           83      -              1,670
     Earnings (loss) before income taxes            2,196         (234)           119          166       (201)         2,046
     Total assets.......................           51,154       44,562         23,569       26,611      8,161        154,084
     Lease fundings.....................           $8,054      $19,313         $1,404       $6,774     $-            $35,545
                                            ---------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998

     Sales of equipment increased to $6.9 million from $5.7 million and costs of analytical instruments sold increased to $5.5 million from $4.7 million. Net margins on sales of analytical instruments increased to 20.3% from 17.8% due to manufacturer incentives received on equipment sold during the quarter. Net margins on sales of analytical instruments during the remainder of the year are expected to be at a lower level than that achieved during the first quarter.

     Direct finance lease income increased to $5.8 million from $2.1 million as a result of a substantially higher level of finance lease receivables outstanding, coming from acquisitions and from internal lease originations, a greater portion of which are retained on the Company's balance sheet. Average finance lease receivables outstanding increased 155%.

     Interest income increased to $0.8 million from $0.4 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Rental and operating lease revenue increased to $2.7 million from $2.5 million primarily due to acquisitions of portfolios of operating leases made during 1998.

     Servicing fees and other income increased to $2.7 million from $0.5 million. Servicing fees and other income primarily consists of fees received for servicing securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party, an increase in fees received in connection with servicing securitized leases, and an increase in late fees collected by Vendor Finance.

     During the first quarter of 1998, the Company completed a securitization, realizing a gain on the sale of lease receivables of $0.7 million. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during the first quarter of 1999.

     Gains on equipment residual values of $0.2 million were consistent with the comparable period in the prior year. Gains on equipment residual values fluctuate based on the maturity of leases.

     During the first quarter of 1999, the Company sold certain equity participation rights, realizing a gain of $0.2 million. For the same period of 1998, the value of equity participation rights held by the Company increased and consequently the Company elected to sell a portion of these equity participation rights, realizing a gain of $2.1 million.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $6.2 million from $3.7 million. The increase resulted primarily from four acquisitions completed since February 1998, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 76% to 176 between March 31, 1998 and March 31, 1999.

     Interest expense increased to $4.1 million from $1.7 million, due primarily to increased lease originations, lease portfolios acquired, and retention of more leases on the balance sheet following discontinuance of gain-on-sale accounting, with the resulting increase in borrowings. Lease originations, including portfolios of acquired companies, increased 90% over the prior year period.

     Depreciation of equipment, increased to $1.8 from $1.5 million, which was attributable to an increase in equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased approximately 30% over the prior year period.

     Goodwill amortization of $0.2 million increased from less than $0.1 million for the same period in 1998 due to four acquisitions completed since February 1998.

     The provision for credit losses increased to $1.1 million from $0.6 million due to a substantially higher volume of new leases originated. Lease originations, excluding portfolios of acquired companies, increased 170% over the prior year period.

     The Company's effective tax rate was 27.6% for the three month period ended March 31, 1999 compared to 38.6% in the same period of 1998. The decrease results from the utilization of investment tax credits for which no benefit had previously been recognized.

Liquidity and Capital Resources

      General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under the senior credit facility, the securitization facility, and other non-recourse and recourse loans and through the sale of equity. The Company will continue to require access to large amounts of capital to acquire equipment for lease and rental, as well as to fund its Portfolio Finance activities. The Company expects that its current sources of capital will continue to be available, and anticipates raising debt and/or equity financing from other providers during 1999 to supplement existing capital sources. Additionally, the Company expects to complete a rated securitization exceeding $200.0 million prior to the end of the second quarter.

      Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, the financing of new lease originations and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the three months ended March 31, 1999 and 1998 were $94.1 million and $41.6 million, respectively. The period to period increase results primarily from the increase in the volume of securitizations completed in the first quarter of 1999, additional borrowings under the Company's credit facilities, and payments received on direct finance leases.

      Credit Facilities

     The Company uses secured revolving credit and term loan facilities provided by a syndicate of banks to fund the acquisition and origination of leases and the purchase of analytical instruments. As of March 31, 1999, the Company had a maximum of $155 million available for borrowing under this facility of which $104.9 million was outstanding. The facility matures October 31, 1999 at which time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002. The Company typically seeks to renew this facility prior to maturity.

      Securitization Facility

     In 1997, the Company entered into a Securitization Facility in an initial amount of $60 million. The facility was increased to $100 million, $150 million, and $225 million during the second, third, and fourth quarters of 1998, respectively. At March 31, 1999, $216.1 million of the facility was utilized. In May 1999, the facility was increased to $300 million and expanded to include new participants. The terms of the facility permit the securitization of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities.

Year 2000 Compliance

         Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company's lease tracking information technology systems have been certified or contractually guaranteed to be year 2000 compliant by the software vendors. The Company's financial and accounts payable information systems and several other systems, including voice mail and phone systems, which use dates electronically were or became year 2000 complaint during the first quarter. The Company plans to complete comprehensive, full system testing in the second quarter of 1999. The Company continues to make inquiries of significant third parties, with which the Company conducts business, to determine their year 2000 readiness. Based on responses to date, the Company believes that these third parties, including parties to the Company's credit facilities and its significant Portfolio Finance customers, are year 2000 compliant or will be year 2000 compliant by the end of the third quarter.

         To date, year 2000 costs have been immaterial and the Company believes that future costs will not have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance of unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business. Such problems, depending on the extent and nature, could materially and adversely affect the Company's operations and financial condition. Based on its assessment of the year 2000 issue to date, the Company has not developed a contingency plan for its own systems. However, as part of the Company's routine back up servicing capabilities, the Company has a contingency plan for system failures for its significant Portfolio Finance customers. The Company believes it could provide servicing of the lease portfolios purchased by the Company from its significant Portfolio Finance customers on its own lease tracking systems if their systems fail to meet the requirements of year 2000. Additionally, the Company continues to assess the impact of year 2000 issues on its own systems and those of significant third parties with which the Company conducts business and will create additional contingency plans if considered warranted.

Recently Issued Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the standard no later than the first quarter of year 2000 and is in the process of determining the impact that adoption will have on it consolidated financial statements.

Note on Forward Looking Information

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "expects", "intends", "believe", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the volume of new leases originated, the backlog of unfunded leases and the adequacy of financial resources. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

 .........There have been no material changes from the 1998 Annual Report on Form
10-K related to the Company's exposure to market risk from interest rates except for the termination value of the interest rate swap and interest rate cap agreements related to the Company's securitization facility. At December 31, 1998, termination of the $153.8 million interest rate swap and interest rate cap agreements would have resulted in a charge to earnings of $1.1 million. At March 31, 1999, termination of the $258.3 million interest rate swap and interest rate cap agreements would have resulted in a charge to earnings of $0.4 million.


PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

      Exhibits

      Exhibit
      Number   Document Description


       27.1    Financial Data Schedule

      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LINC CAPITAL, INC.
Dated: May 14, 1999

                                         By:        /s/ Allen P. Palles
                                                    -------------------
                                            Allen P. Palles
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal  Financial Officer)

                                         By:        /s/ Mark A. Arvin
                                                    -------------------
                                            Mark A. Arvin
                                            Senior Vice President, Finance
                                            (Principal Accounting Officer)