Form 10-Q
period 1999-06-30
LINC CAPITAL INC
filed 1999-08-16
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

303 EAST WACKER DRIVE, SUITE 1000,
     CHICAGO, ILLINOIS                       60601
(Address of principal executive offices)     (Zip Code)

                                 (312) 946-1000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At August 12, 1999, 5,265,050 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS



PART I.
                           FINANCIAL INFORMATION                            PAGE

Item 1.  Financial Statements:
         Consolidated Balance Sheets -
               June 30, 1999 (unaudited) and December 31, 1998.................3
          Consolidated Statements  of Earnings  -
               Three and six months ended June 30, 1999 and 1998 (unaudited)...4 Consolidated Statements of Cash Flows -
               Three and six months ended June 30, 1999 and 1998 (unaudited)...5
          Notes to Consolidated Financial  Statements (unaudited)..............7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19



PART II.
                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 6. Exhibits and Reports on Form 8-K......................................20

SIGNATURES....................................................................20

PART I - FINANCIAL INFORMATION

                       LINC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)







                                                          JUNE 30,  DECEMBER 31,
                                                           1999        1998
ASSETS                                                  (UNAUDITED)  (AUDITED)
                                                        ------------------------

Net investment in direct finance leases and loans........  $317,736     $164,770
Equipment held for rental and operating leases, net......    31,147       30,659
Accounts receivable......................................     9,913        7,593
Securitization retained interest.........................    12,697       17,026
Other assets.............................................    20,701       16,670
Goodwill.................................................    13,679       10,738
Cash and cash equivalents................................     ---          1,428
                                                           ---------   ---------
                                        Total assets        $405,873    $248,884
                                                            ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior credit facility and other senior notes payable....  $104,201      $96,646
Recourse debt............................................     6,191        8,017
Nonrecourse debt.........................................   213,331       68,616
Accounts payable.........................................    12,717        7,443
Accrued expenses.........................................     8,679        8,775
Customer holdbacks.......................................     8,910       10,328
Subordinated debentures..................................     5,869        5,694
Deferred income taxes....................................     2,580        1,924
                                                           ---------   ---------
                                   Total Liabilities       $362,478     $207,443
                                                           ---------    --------


STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 15,000,000 shares
  authorized; 5,330,953 and 5,249,591 shares issued;
  5,265,050 and 5,183,688 shares outstanding.............         5            5
Additional paid-in capital...............................    29,852       29,567
Deferred compensation from issuance of options...........      (33)        (124)
Stock note receivable....................................     (182)        (182)
Treasury stock, at cost; 65,903 shares...................     (287)        (287)
Accumulated other comprehensive income (loss)............       498         (34)
Retained earnings........................................    13,542       12,496
                                                           ---------   ---------
                            Total stockholders' equity      $43,395      $41,441
                                                           ---------   ---------
            Total liabilities and stockholders' equity     $405,873     $248,884
                                                           ========     ========




          See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                              1999      1998      1999      1998
                                             -----------------   ---------------
REVENUES:
   Sales of equipment ...................  $ 9,110   $ 9,080   $16,009   $14,800
   Direct finance lease income ..........    7,095     3,160    12,933     5,268
   Interest income ......................      819       378     1,638       804
   Rental and operating lease revenue ...    2,678     2,258     5,377     4,714
   Servicing fees and other income ......    1,317       632     3,948     1,115
   Gain on sale of lease receivables ....      284     2,891       355     3,588
   Gain on equipment residual values ....      312       540       563       787
   Gain on equity participation rights ..    1,004       610     1,238     2,678
                                           -------   -------   -------   -------
                         Total revenues     22,619    19,549    42,061    33,754
                                           -------   -------   -------   -------

EXPENSES:
   Cost of equipment sold ...............  $ 7,569   $ 7,397   $13,067   $12,097
   Selling, general and administrative...    5,362     4,123    11,561     7,788
   Interest .............................    5,036     2,366     9,117     4,036
   Depreciation of equipment under rental
     agreements and operating leases.....    1,770     1,397     3,553     2,902
   Goodwill amortization ................      215        51       423        67
   Provision for credit losses ..........    1,802     1,724     2,888     2,327
                                           -------   -------   -------   -------
                         Total expenses     21,754    17,058    40,609    29,217
                                           -------   -------   -------   -------

Earnings before income taxes ............      865     2,491     1,452     4,537
Income tax expense ......................      244       985       406     1,775
                                           -------   -------   -------   -------
Net earnings ............................  $   621   $ 1,506   $ 1,046   $ 2,762
                                           =======   =======   =======   =======

Net earnings per common share:
   Basic ................................  $   .12   $   .29   $   .20   $   .54
   Diluted ..............................  $   .12   $   .28   $   .19   $   .52


          See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)



                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                            1999       1998      1999       1998
                                           -----------------    ----------------
Cash flows from operating activities:
   Net earnings..........................     $621     $1,506    $1,046  $2,762
      Adjustments to reconcile net
      earnings to net cash provided by
      operations:
         Depreciation and amortization...    2,223      1,569    4,475    3,164
         Direct finance lease income.....   (7,095)    (3,160) (12,933)  (5,268)
         Payments on direct finance
          leases.........................   37,364     21,083   58,406   28,236
         Deferred income taxes...........      550        474      712    1,021
         Provision for credit losses.....    1,802      1,724    2,888    2,327
         Gain on sale of lease receivables    (284)    (2,891)    (355)  (3,588)
         Gain on equity participation
          rights.........................   (1,004)      (610)  (1,238)  (2,678)
         Amortization of discount........       89         75      175      148
         Deferred compensation...........        7      - - -      (19)      25

  Changes in assets and liabilities:
     Increase in receivables.............     (997)    (1,303)  (2,246)  (1,638)
     Increase in other assets............   (3,563)    (3,528)  (4,226)  (6,387)
     Increase in accounts payable........    1,537        109    5,226    1,662
     Decrease (increase) in accrued
      expenses...........................      829        576     (152)     546
     Decrease (increase) in customer
      holdbacks..........................     (268)     5,698   (1,418)   5,686
                                            -------   -------  -------  -------
  Cash provided by operating activities..   31,811     21,322   50,341   26,018
                                            -------   -------  -------  -------
  Cash flows from investing activities:
     Cost of equipment acquired for
      lease and rental................... (100,639)  (80,846) (197,604)(115,031)
     Cash used in acquisitions, net of
      cash acquired......................    - - -   (36,481)   (1,497) (39,180)
     Funding of securitization retained
      interest...........................    - - -   (12,135)    - - -  (14,312)
     Receipts on securitization retained
      interest...........................    2,507     1,598     4,895    1,917
     Fixed assets purchased..............     (205)     (291)     (679)    (468)
     Proceeds from sale of investments...    - - -       610       234    2,678
                                           -------- --------- -------- ---------
          Net cash used in investing
           activities....................  (98,337) (127,545) (194,651)(164,396)
                                           -------- --------  -------- --------



           See accompanying notes to consolidated financial statements

                       LINC CAPITAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)
                             (DOLLARS IN THOUSANDS)



                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                            1999      1998     1999      1998
                                            ----------------  -----------------
Cash flows from financing activities:
   Net increase (decrease) in notes
     payable............................   (4,378)  25,350     7,555    49,650
   Proceeds from recourse and
     nonrecourse debt...................   92,435    3,477   178,535     4,697
   Repayments of recourse and
     nonrecouse debt....................  (24,906)  (5,114)  (47,800)  (12,477)
   Proceeds from sales of lease
     receivables........................    3,257   83,635     4,197   102,062
   Proceeds from stock notes
     receivable.........................    - - -    - - -     - - -       329
   Sale of stock........................    - - -    - - -       395     - - -
                                          -------  -------   -------   -------
Net cash provided by financing
   activities...........................   66,408  107,348   142,882   144,261
                                          -------  -------   -------   -------
Net increase (decrease) in cash.........    (118)    1,125    (1,428)    5,883
Cash at beginning of period.............     118     4,758     1,428     - - -
                                          -------  -------   -------   -------
Cash at end of period...................   $- - -   $5,883    $- - -    $5,883
                                           ======  =======   =======    ======

Supplemental disclosures of cash flow
   information:
      Interest paid.....................    $2,620  $2,354    $5,326   $3,738
      Income taxes paid.................      $282    $167      $569     $848



          See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(1) The Company

          LINC Capital, Inc. (the "Company") is a finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. The Company's principal businesses are (i) the direct origination of leases and accounts receivable and other asset-backed financing to middle and late stage emerging growth companies primarily serving the healthcare and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries ("Instrument Rental and Distribution"), and (iv) the originations of leases through programs established with manufacturers and distributors ("Vendor Finance").

(2) Significant Accounting Policies

          Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

          The balance sheet at December 31, 1998 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Reclassifications

          Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

                       LINC CAPITAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


(3) Acquisitions

          Effective January 1, 1999, the Company purchased all of the outstanding common stock of Connor Capital Corporation, a lessor specializing in developing captive finance programs for equipment vendors. The acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired business have been included in the consolidated financial statements since the date of the acquisition.

          The consideration for the acquisition included $1,497,000 in cash payments, net of cash acquired, and future contingent cash payments of up to $5,500,000. The fair value of assets purchased and liabilities assumed in the acquisition were $10,973,000 and $12,228,000, respectively.

(4) Net Investment in Direct Finance Leases and Loans

         Net investment in direct finance leases and loans is as follows:

                                                 JUNE 30,         DECEMBER 31,
                                                   1999              1998
                                                ------------------------------
                                                         (In thousands)

Lease and loan contracts receivable
   in installments............................   $370,064          $191,278
Estimated residual value of leased
   equipment .................................      9,724             8,326
Initial direct costs..........................      2,622             2,447
Unearned lease income.........................   (60,032)          (34,294)
Broker fees...................................      1,654               804
Allowance for doubtful receivables............    (6,296)           (3,791)
                                                  -------           -------
Net investment................................   $317,736          $164,770
                                                 ========          ========



(5)Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                                 JUNE 30,           DECEMBER 31,
                                                  1999                  1998
                                                --------------------------------
                                                         (In thousands)

Equipment under operating leases..............    $11,594            $13,905
Equipment under rental agreements.............     19,553             16,754
                                                   ------             ------
Net book value................................    $31,147            $30,659
                                                  =======            =======

     The book values presented in the above table are net of accumulated depreciation of $11,101,000 and $8,058,000 at June 30, 1999 and December 31, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

                  LINC CAPITAL, INC. AND SUBSIDIARIES NOTES TO
          CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

(6) Loss Experience Reserves

               The following table sets forth delinquencies as a percentage of gross remaining receivables on leases included in the Company's owned and managed lease portfolio and net charge-offs for the periods indicated as a percentage of the Company's remaining net investment in direct finance leases and loans. Additionally, the table sets forth the allowance for doubtful receivables provided, as well as holdback reserves on portfolios acquired, as of the ends of the periods indicated.

                                                    JUNE 30,        DECEMBER 31,
                                                     1999              1998
                                                  -------------    -------------
                                                      (Dollars in thousands)
Select Growth Finance:
           Gross Receivable Balance                 $87,592          $75,882
           31 -  60 days past due                     3.13%            3.07%
           61 -  90 days past due                     0.82%            0.07%
           Over 90 days past due                      2.91%            1.52%
Portfolio Finance:
           Gross Receivable Balance                $239,548         $175,885
           31 -  60 days past due                     2.62%            2.13%
           61 -  90 days past due                     1.50%            1.27%
           Over 90 days past due                      0.33%            0.20%
Rental and Distribution:
           Gross Receivable Balance                  $9,581          $10,064
           31 -  60 days past due                     1.64%            8.88%
           61 -  90 days past due                      - -              - -
           Over 90 days past due                       - -              - -
Vendor Finance:
           Gross Receivable Balance                $154,679          $92,478
           31 -  60 days past due                     3.07%            3.37%
           61 -  90 days past due                     0.94%            0.61%
           Over 90 days past due                      1.60%            1.16%
Totals:
           Gross Receivable Balance                $491,400         $354,309
           31 -  60 days past due                     2.83%            2.85%
           61 -  90 days past due                     1.17%            0.81%
           Over 90 days past due                      1.18%            0.73%
Average net investment in leases and
           loans owned and managed                 $364,631         $242,757

Net charge-offs                                       1,492            3,116
Annualized net charge-off percentage                  0.82%            1.28%

Allowance for doubtful receivables included in:
     Net investment in direct finance leases
        and loans                                    $6,250           $3,791
     Securitization retained interest                 1,243            1,808

Holdback reserves on portfolios acquired              3,932            6,104
                                                      -----            -----
Total allowance and holdbacks                       $11,425          $11,703
                                                    =======          =======

                      LINC CAPITAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNUDITED) - (CONTINUED)


(6) Loss Experience Reserves (continued)

     In addition to the allowance for doubtful receivables and holdback reserves, in connection with its Portfolio Finance activities the Company has recourse to certain of its Portfolio Finance customers. At June 30, 1999 and December 31, 1998 the aggregate amount of recourse was $18,899,000 and $10,407,000, in support of gross remaining receivables totaling $188,547,000 and $117,399,000, respectively.

(7) Debt

     Notes Payable

     Notes Payable to banks and others were as follows:

                                                  JUNE 30,       DECEMBER 31,
                                                   1999              1998
                                                -----------     -------------
                                                         (In thousands)

      Senior credit facility..............        $101,200          $91,700
      Other...............................           3,001            4,946
                                                  --------          -------
                         Total............        $104,201          $96,646
                                                  ========          =======


     At June 30, 1999 and December 31, 1998, the Company had available a senior credit facility in the amount of $155,000,000 of which $101,200,000, and $91,700,000 was outstanding at June 30, 1999 and December 31, 1998 respectively. The weighted-average interest rate on the senior credit facility at June 30, 1999 and December 31, 1998 was 6.95% and 6.58%, respectively. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or Fed Funds rate plus 1.30% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the facility calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25%. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures October 31, 1999, at which point in time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002.

         In connection with the acquisition of Monex Leasing, Ltd., the Company issued a note payable to the former owner of the company. Such note bears interest at 8% with principal payments over a three-year period. At June 30, 1999, $679,000 is outstanding. Additionally, the Company has notes payable to a third party at an interest rate of 10% with various payment terms and maturity dates.

                       LINC CAPITAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Recourse and Nonrecourse Debt

     At June 30, 1999, the Company had a securitization facility providing for funding up to $289,000,000. Under the Company's securitization facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary in turn simultaneously transfers its interest in the leases to a bank conduit facility, which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A portion of the proceeds from the securitization of leases is required to be held in a separate restricted account as collateral for the leases transferred. This amount is recorded as restricted cash.

     During the six months ended June 30, 1999 and 1998, the Company securitized leases with a net book value of $160,332,000 and $94,212,00, net of allowances for doubtful receivables and customer holdbacks of $3,776,000 and $3,528,000, respectively. During the first half of 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Under gain-on-sale treatment, the Company reflected the difference between the aggregate principal balance of the leases securitized and proceeds received, net of an allowance for doubtful receivables, as the securitization retained interest on the balance sheet. At June 30, 1999, the securitization retained interest of $12,697,000 was recorded at the Company's estimate of its market value using a discounted cash flow approach. It included customer holdbacks of $2,900,000 and was net of an allowance for doubtful receivables of $1,243,000. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Subsequent to eliminating gain-on-sale treatment, the Company recorded nonrecourse debt equal to the cash received. At June 30, 1999 and December 31, 1998, $176,387,000 and $44,676,000, respectively, was recorded as nonrecourse debt. The weighted-average interest rate on the securitization facility at June 30, 1999 and December 31, 1998 was 5.58% and 5.63%, respectively.

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

                       LINC CAPITAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



(8) Earnings per Share


      The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                  JUNE 30,           JUNE 30,
                                               1999     1998       1999     1998
                                         ---------------------------------------
                                             (In thousands, except share data)
Numerator for basic and diluted
 earnings per share - net earnings......      $621    $1,506    $1,046    $2,762
                                         --------- --------- --------- ---------
Denominator for basic earnings per share
- weighted average shares outstanding... 5,265,050 5,183,688 5,243,486 5,158,826

Effect of dilutive stock options........   120,872   203,387   128,003   201,389

Denominator for diluted earnings per     --------- --------- --------- ---------
share................................... 5,385,922 5,387,075 5,371,489 5,360,215
                                         --------- --------- --------- ---------
Net earnings
     Basic earnings per share............    $.12      $.29      $.20      $.54
                                             ====      ====      ====      ====
     Diluted earnings per share..........    $.12      $.28      $.19      $.52
                                             ====      ====      ====      ====


(9) Comprehensive Income

     The components of comprehensive income, net of related tax, for the six months ended June 30, 1999 and 1998 are as follows:
                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       1999             1998
                                                      --------------------------
                                                           (In thousands)

Net earnings................................          $1,046           $2,762

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities.....             401            (264)
   Foreign currency translation adjustment..             131            - - -
                                                     -------          -------
   Comprehensive income.....................          $1,578           $2,498
                                                     =======          =======



     Accumulated other comprehensive income (loss), net of tax, at June 30, 1999 and December 31, 1998 consists of unrealized gains on securities of $465,000 and $64,000 and accumulated foreign currency translation adjustments of $33,000 and $(98,000), respectively.

                       LINC CAPITAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


(10) Segment Information

          The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The following table presents certain information by segment.

                            Select             Rental
                            Growth  Portfolio  and Dis-  Vendor   Corp-  Consol-
(Dollars in thousands)      Finance  Finance  tribution  Finance  orate  idated
--------------------------------------------------------------------------------
Three months ended
 June 30, 1999
   Total revenues.........   $3,714   $4,477  $10,981   $3,447   $ -     $22,619
   Depreciation and
    amortization expense...      96      534    1,139      216     -       1,985
   Interest expense........   1,372    2,377      371      916     -       5,036
   Earnings (loss) before
    income taxes...........     308      375      361       35   (214)       865
   Total assets............  78,434  174,163   34,498  115,907   2,871   405,873
   Lease fundings.......... $13,421  $36,275   $2,133  $46,296    $ -    $98,125
--------------------------------------------------------------------------------
Three months ended
 June 30, 1998
   Total revenues..........  $2,471   $3,398  $10,939   $2,741    $ -    $19,549
   Depreciation and
    amortization expense...      40      388      980       40      -      1,448
   Interest expense........     716      626      178      846      -      2,366
   Earnings (loss) before
    income taxes...........     216    1,144      712      637   (218)     2,491
   Total assets............  61,278   42,350   27,551   46,670   9,594   187,443
   Lease fundings.......... $17,678  $44,729   $2,114   $7,815    $ -    $72,336
--------------------------------------------------------------------------------
Six months ended
 June 30, 1999
   Total revenues..........   $6,490   $9,874  $19,765   $5,932   $ -    $42,061
   Depreciation and
    amortization expense...      197    1,079    2,287      413     -      3,976
   Interest expense........    2,465    4,259      693    1,700     -      9,117
   Earnings (loss) before
    income taxes..               545    2,279      517   (1,381)  (508)    1,452
   Total assets............   78,434  174,163   34,498   115,907  2,871  405,873
   Lease fundings..........  $19,778  $99,368   $4,774   $70,301  $ -   $194,221
--------------------------------------------------------------------------------
Six months ended
 June 30, 1998
   Total revenues...........  $6,604   $5,413  $18,366   $3,371  $ -     $33,754
   Depreciation and
    amortization expense....      95      957    1,877       40    -       2,969
   Interest expense.........   1,424    1,266      417      929    -       4,036
   Earnings (loss) before
    income taxes............   2,412      910      831      803  (419)     4,537
   Total assets.............  61,278   42,350   27,551   46,670  9,594   187,443
   Lease fundings........... $25,732  $64,042   $3,518  $14,589  $ -    $107,881
--------------------------------------------------------------------------------




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     Sales of equipment were $9.1 million in each period, while cost of equipment sold increased to $7.6 million from $7.4 million. Net margins on sales of analytical instruments decreased to 16.9% from 18.5% due to lower gross margins on sale type leases originated in the Company's Rental and Distribution activities and a greater portion of sales of new rather than used equipment.

     Direct finance lease income increased to $7.1 million from $3.2 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired companies and from internal lease originations, a greater portion of which are retained on the Company's balance sheet. Average finance lease receivables outstanding increased 176%.

     Interest income increased to $0.8 million from $0.4 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Rental and operating lease revenue increased to $2.7 million from $2.3 million primarily due to acquisitions of portfolios of operating leases made during 1998.

     Servicing fees and other income increased to $1.3 million from $0.6 million. Servicing fees and other income primarily consists of fees received for servicing securtized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period primarily relates to an increase in fees received in connection with servicing securitized leases and an increase in late fees collected by the Company's Vendor Finance business unit.

     Gain of the sale of lease receivables decreased to $0.3 million from $2.9 million due to the elimination of gain-on-sale treatment for securitized leases, partially offset by gains realized on the direct sales of lease receivables to third parties. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during the second quarter of 1999.

     Gains on equipment residual values decreased to $0.3 million from $0.5 million. Gains on equipment residual values fluctuate based on the maturity of leases.

     During the second quarter of 1999, in connection with its Select Growth leasing activities, the Company recognized a gain on certain equity participation rights of $1.0 million, compared to a gain of $0.6 million for the same period of 1998.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $5.4 million from $4.1 million. The increase resulted primarily from four acquisitions completed since February 1998 in the Company's Vendor Finance business unit, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 47% to 184 between June 30, 1998 and June 30, 1999.

     Interest expense increased to $5.0 million from $2.4 million, due primarily to increased lease originations, lease portfolios acquired, and retention of more leases on the balance sheet following discontinuance of gain-on-sale accounting, with the resulting increase in borrowings. Average finance lease receivables outstanding increased 176%.

     Depreciation of equipment increased to $1.8 million from $1.4 million, which was attributable to an increase in equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased approximately 25% over the prior year period.

     Goodwill amortization of $0.2 million increased from less than $0.1 million for the same period in 1998 due to four acquisitions completed since February 1998.

     The provision for credit losses increased to $1.8 million from $1.7 million due to a higher volume of new leases originated, partially offset by a change in the mix of leases originated between periods. Lease originations for the Company's Select Growth Finance activities, which have a higher average loss expectancy than the Company's other leasing segments, were 14% and 24% of total lease originations, excluding portfolios of acquired companies, for the quarters ended June 30, 1999 and 1998, respectively. Total lease originations, excluding portfolios of acquired companies, increased 36% over the prior year period. During both periods, the Company recorded additional provisions based on the re-evaluation of reserves.

     The Company's effective tax rate was 28.2% for the three month period ended June 30, 1999 compared to 39.5% in the same period of 1998. The decrease results from the utilization of investment tax credits for which no benefit has previously been recognized.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     Sales of equipment increased to $16.0 million from $14.8 million and cost of equipment sold increased to $13.1 million from $12.1 million. Net margins on sales of analytical instruments increased to 18.4% from 18.3% due to manufacturer incentives received on equipment sold during the first quarter, partially offset by lower gross margins on sale type leases originated in the Company's Rental and Distribution activities and a greater portion of sales of new rather than used equipment.

     Direct finance lease income increased to $12.9 million from $5.3 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired companies and from internal lease originations, a greater portion of which are retained on the Company's balance sheet. Average finance lease receivables outstanding increased 184%.

     Interest income increased to $1.6 million from $0.8 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Rental and operating lease revenue increased to $5.4 million from $4.7 million primarily due to acquisitions of portfolios of operating leases made during 1998.

     Servicing fees and other income increased to $3.9 million from $1.1 million. Servicing fees and other income primarily consists of fees received for servicing securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party, an increase in fees received in connection with servicing securitized leases, and an increase in late fees collected by the Company's Vendor Finance business unit.

     Gain of the sale of lease receivables decreased to $0.4 million from $3.6 million due to the elimination of gain-on-sale treatment for securitized leases, partially offset by gains realized on the direct sales of lease receivables to third parties. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during the first half of 1999.

     Gains on equipment residual values decreased to $0.6 million from $0.8 million. Gains on equipment residual values fluctuate based on the maturity of leases.

     During the first half of 1999, the Company recognized a gain of $1.2 million on certain equity participation rights. For the same period of 1998, the value of equity participation rights held by the Company increased and consequently the Company elected to sell a portion of these equity participation rights, realizing a gain of $2.1 million.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $11.6 million from $7.8 million. The increase resulted primarily from four acquisitions completed since February 1998 in the Company's Vendor Finance business unit, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 47% to 184 between June 30, 1998 and June 30, 1999.

     Interest expense increased to $9.1 million from $4.0 million, due primarily to increased lease originations, lease portfolios acquired, and retention of more leases on the balance sheet following discontinuance of gain-on-sale accounting, with the resulting increase in borrowings. Average finance lease receivables outstanding increased 184%.

     Depreciation of equipment increased to $3.6 million from $2.9 million, which was attributable to an increase in equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased 32% over the prior year period.

     Goodwill amortization of $0.4 million increased from less than $0.1 million for the same period in 1998 due to four acquisitions completed since February 1998.

     The provision for credit losses increased to $2.9 million from $2.3 million due to a higher volume of new leases originated, partially offset by a change in the mix of leases originated between periods. Lease originations for the Company's Select Growth Finance activities, which have a higher average loss expectancy than the Company's other leasing segments, were 10% and 24% of total lease originations, excluding portfolios of acquired companies, for the six months ended June 30, 1999 and 1998, respectively. Total lease originations, excluding portfolios of acquired companies, increased 80% over the prior year period. During both periods, the Company recorded additional provisions based on the re-evaluation of reserves.

     The Company's effective tax rate was 28.0% for the six month period ended June 30, 1999 compared to 39.1% in the same period of 1998. The decrease results from the utilization of investment tax credits for which no benefit has previously been recognized.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under the senior credit facility, the securitization facility, and other nonrecourse and recourse loans and through the sale of equity. In July 1999, the Company completed a term securitization of $237 million. The Company will continue to require access to large amounts of capital to acquire equipment for lease and rental, as well as to fund its Portfolio Finance activities. The Company expects that its current sources of capital will continue to be available, and anticipates raising debt and/or equity financing from other providers during 1999 to supplement existing capital sources.

     CASH FLOW

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, the financing of new lease originations and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the six months ended June 30, 1999 and 1998 were $193.2 million and $170.3 million, respectively. The period to period increase results primarily from the increase in the volume of securitizations completed in the first half of 1999, additional borrowings under the Company's credit facilities, and payments received on direct finance leases.

     CREDIT FACILITIES

     The Company uses secured revolving credit and term loan facilities provided by a syndicate of banks to fund the acquisition and origination of leases and the purchase of analytical instruments. As of June 30, 1999, the Company had a maximum of $155 million available for borrowing under this facility of which $101.2 million was outstanding. The facility matures on October 31, 1999 at which time the remaining balance of the facility may be converted to a term loan maturing October 31, 2002. The Company typically seeks to renew this facility prior to maturity.

     SECURITIZATION FACILITIES

     The Company has a securitization facility in an amount of $289 million. The facility was increased from $225 million and expanded to include new participants in May 1999. At June 30, 1999, $271.5 million of the facility was utilized. The terms of the facility permit the securitization of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities.

     In July 1999, the Company completed a term securitization of $237 million. In connection with this transaction, $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $12 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. The C Certificate of $17 million was retained by the Company.

YEAR 2000 COMPLIANCE

     Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company's lease tracking information technology systems have been certified or contractually guaranteed to be year 2000 compliant by the software vendors. The Company's financial and accounts payable information systems and several other systems, including voice mail and phone systems, which use dates electronically are year 2000 compliant. The Company substantially completed comprehensive, full system testing during the second quarter of 1999 and intends to finish full system testing during the third quarter. The Company continues to make inquiries of significant third parties, with which the Company conducts business, to determine their year 2000 readiness. Based on responses to date, the Company believes that these third parties, including parties to the Company's credit facilities and its significant Portfolio Finance customers, are year 2000 compliant or will be year 2000 compliant by the end of the third quarter.

     To date, year 2000 costs have been immaterial and the Company believes that future costs will not have a material adverse effect on the Company's results of operation or financial condition. However, there can be no assurance of unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business. Such problems, depending on the extent and nature, could materially and adversely affect the Company's operations and financial condition. Based on its assessment of the year 2000 issue to date, the Company has not developed a contingency plan for its own systems. However, as part of the Company's routine back up servicing capabilities, the Company has a contingency plan for system failures for its significant Portfolio Finance customers. The Company believes it could provide servicing of the lease portfolios purchased by the Company from its significant Portfolio Finance customers on its own lease tracking systems if their systems fail to meet the requirements of year 2000. Additionally, the Company continues to assess the impact of year 2000 issues on its own systems and those of significant third parties with which the Company conducts business and will create additional contingency plans if considered warranted.

NOTE ON FORWARD LOOKING INFORMATION

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forwarding-looking statements be subject to the safe harbors created thereby. The words and phrases "expects", "intends", "believe", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forwarding-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the volume of new leases originated, the backlog of unfunded leases and the adequacy of financial resources. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the 1998 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates except for the termination value of the interest rate swap and interest rate cap agreements related to the Company's securitization facility. At December 31, 1998, termination of the $153.8 million interest rate swap and interest rate cap agreements would have resulted in a charge to earnings of $1.1 million. At June 30, 1999, termination of the $302.1 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $1.3 million.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Shareholders was held on May 26, 1999.

     b) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 1999 as Item 1, six of the current directors of the Company were elected to the Board of Directors of the Company until the Annual Meeting of Shareholders in 2000. The directors were: Martin E. Zimmerman, Robert E. Laing, Allen P. Palles, Terrence J. Quinn, Curtis S. Lane, and Stanley Green. There were 4,461,381 common shares voted for Martin E. Zimmerman as a director, 19,200 common shares withheld, and 784,419 common shares not voted. There were 4,463,381 common shares voted for Robert E. Laing, Allen P. Palles, Terrence J. Quinn, and Curtis S. Lane as directors, 17,200 common shares withheld, and 784,419 common shares not voted. There were 4,463,181 common shares voted for Stanley Green as a director, 17,400 common shares withheld, and 784,419 common shares not voted.

     c) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 1999, as Item 2, an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares of common stock with respect to which options may be granted and to increase the number of options which may be granted to any one person during any one year period was approved. There were 2,612,711 common shares voted for this amendment, 955,200 common shares voted against, 2,200 abstentions, and 1,694,889 common shares not voted.

     d) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 1999, as Item 3, an amendment to the Company's Non-Employee Director Stock Option Plan to increase the number of shares of common stock with respect to which options may be granted was approved. There were 3,462,961 common shares voted for this amendment, 104,950 common shares voted against, 2,200 abstentions, and 1,694,889 common shares not voted.

     e) As set forth in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 28, 1999, as Item 4, KPMG LLP, independent certified public accountants, as auditors, was approved to audit the financial statements for the year ending December 31, 1999. There were 4,480,381 common shares voted for this amendment, 200 abstentions, and 784,419 common shares not voted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

     Exhibit Number      Document Description
     --------------      --------------------

          10.5(a) Amendment No. 1 to the Non-Employee Director Option Plan (incorporated by reference to Exhibit A-2 filed with the Company's Proxy Statement dated April 28, 1999)

          10.8(a) Amendment No. 1 to the 1997 Stock Incentive Plan (incorporated by reference to Exhibit A-1 filed with the Company's Proxy Statement dated April 28, 1999)

          10.13 Receivables Purchase Agreement, among the Company, LINC Receivables 1999 Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent

          27.1           Financial Data Schedule

          REPORTS ON FORM 8-K
          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                              LINC CAPITAL, INC.
 Dated: August 12,1999

                                           By:               /s/ Allen P. Palles
                                              ----------------------------------
                                                                 Allen P. Palles
                                                    EXECUTIVE VICE PRESIDENT AND
                                                         CHIEF FINANCIAL OFFICER
                                                   (Principal Financial Officer)


                                            By:                /s/ Mark A. Arvin
                                                 -------------------------------
                                                                   Mark A. Arvin
                                                  SENIOR VICE PRESIDENT, FINANCE
                                                  (Principal Accounting Officer)