Form 10-Q
period 1999-09-30
LINC CAPITAL INC
filed 1999-11-15
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At November 12, 1999, 5,265,050 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS



PART I.                       FINANCIAL INFORMATION                         PAGE

Item 1. Financial Statements:
        Consolidated Balance Sheets -
        September 30, 1999 (unaudited) and December 31, 1998.................. 3
        Consolidated Statements of Operations -
          Three and nine months ended September 30, 1999 and 1998 (unaudited). 4 Consolidated Statements of Cash Flows -
          Three and nine months ended September 30, 1999 and 1998 (unaudited). 5
        Notes to Consolidated Financial Statements (unaudited)................ 7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 19



PART II.                        OTHER INFORMATION

Item 4. Exhibits and Reports on Form 8-K..................................... 20


SIGNATURES .................................................................. 20

PART I -                      FINANCIAL INFORMATION

Item 1.  Financial Statements

                       LINC Capital, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)




                                                     September 30,  December 31,
                                                         1999           1998
                                                         ----           ----
ASSETS
Net investment in direct finance leases and loans..... $411,875       $164,770
Equipment held for rental and operating leases, net...   32,475         30,659
Accounts receivable...................................   10,386          7,593
Securitization retained interest......................      478         17,026
Restricted cash.......................................    9,879          3,935
Other assets..........................................   18,341         12,735
Goodwill..............................................   15,518         10,738
Cash and cash equivalents.............................    9,125          1,428
                                                       --------       --------
                                      Total assets     $508,077       $248,884
                                                       ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Senior credit facility and other senior notes payable.  $95,090        $96,646
Recourse debt.........................................    3,942          8,017
Nonrecourse debt......................................  330,922         68,616
Accounts payable......................................   13,690          7,443
Accrued expenses......................................    9,586          8,775
Customer holdbacks....................................    6,057         10,328
Subordinated debentures...............................    5,962          5,694
Deferred income taxes.................................      454          1,924
                                                       --------       --------
                                   Total liabilities   $465,703       $207,443
                                                       ========       ========


STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 15,000,000 shares
  authorized; 5,330,953 and 5,249,591 shares issued;
  5,265,050 and 5,183,688 shares outstanding...........       5              5
Additional paid-in capital.............................  29,852         29,567
Deferred compensation from issuance of options.........     (29)          (124)
Stock note receivable..................................    (182)          (182)
Treasury stock, at cost; 65,903 shares.................    (287)          (287)
Accumulated other comprehensive income (loss)..........     844            (34)
Retained earnings......................................  12,171         12,496
                                                        -------        -------
                           Total stockholders' equity   $42,374        $41,441
                                                        -------        -------

            Total liabilities and stockholders' equity  $508,077       $248,884
                                                       ========       ========



          See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except per share data)




                                                                             Three Months ended           Nine Months ended
                                                                                 September 30,               September 30,
                                                                                 -------------               -------------

                                                                               1999         1998            1999          1998
REVENUES:
      Sales of equipment...............................................      $6,053        $8,425         $22,062      $23,225
      Direct finance lease income......................................      10,165         3,580          23,098        8,848
      Interest income..................................................         803           543           2,441        1,347
      Rental and operating lease revenue...............................       2,918         2,274           8,295        6,988
      Servicing fees and other income..................................       1,411         1,366           5,359        2,481
      Gain on sale of lease receivables................................         648         3,251           1,003        6,839
      Gain on equipment residual values................................         275           678             838        1,465
      Gain on equity participation rights..............................         150         1,131           1,388        3,809
                                                                             ------        ------          ------       ------
                                                         Total revenues      22,423        21,248          64,484       55,002
                                                                             ------        ------          ------       ------


EXPENSES:
      Cost of equipment sold...........................................      $4,781         $6,861        $17,848      $18,958
      Selling, general and administrative..............................       6,097          5,685         17,658       13,473
      Interest.........................................................       7,322          2,736         16,439        6,772
      Depreciation of equipment under rental agreements
        and operating leases...........................................       1,967          1,606          5,520        4,508
      Goodwill amortization............................................         143            102            566          169
      Provision for credit losses......................................       4,313          1,435          7,201        3,762
      Restructuring charges............................................         700          - - -            700        - - -
                                                                             ------         ------         ------       ------
                                                         Total expenses      25,323         18,425         65,932       47,642
                                                                             ------         ------         ------       ------

Earnings (loss) before income taxes....................................      (2,900)         2,823         (1,448)       7,360
Income tax expense (benefit)...........................................      (1,529)         1,148         (1,123)       2,923
                                                                              ------         -----          ------       -----
Net earnings (loss)....................................................     $(1,371)        $1,675          $(325)      $4,437
                                                                             =======        ======          ======      ======

Net earnings (loss) per common share:
       Basic...........................................................      $ (.26)        $ .32         $ (.06)        $ .86
       Diluted.........................................................      $ (.26)        $ .31         $ (.06)        $ .83



                           See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)

                                                                                 Three Months ended             Nine Months ended
                                                                                   September 30,                 September 30,
                                                                                   -------------                 -------------
                                                                                1999            1998           1999         1998
                                                                                ----            ----           ----         ----

Cash flows from operating activities:
  Net earnings (loss)....................................................     $(1,371)         $1,675          $(325)       $4,437

 Adjustments to reconcile net earnings (loss) to net cash
   provided by operations:
             Depreciation and amortization...............................       2,327           1,835          6,802         4,999
             Direct finance lease income.................................     (10,165)         (3,580)       (23,098)       (8,848)
             Payments on direct finance leases...........................      48,912          18,407        107,318        46,643
             Deferred income taxes.......................................      (2,126)            367         (1,414)        1,388
             Provision for credit losses.................................       4,313           1,435          7,201         3,762
             Gain on sale of lease receivables...........................        (648)         (3,251)        (1,003)       (6,839)
             Gain on equity participation rights.........................        (150)         (1,131)        (1,388)       (3,809)
             Amortization of discount....................................          93              78            268           226
             Deferred compensation.......................................           4              11            (15)           36
 Changes in assets and liabilities:
             Increase in receivables.....................................        (473)           (897)        (2,719)       (2,535)
             Increase in restricted cash.................................      (2,453)           (426)        (5,944)       (3,229)
             Decrease (increase) in other assets.........................      (5,625)            551         (6,360)       (3,033)
             Increase in accounts payable................................         973           2,559          6,199         4,221
             Increase in accrued expenses................................         907           1,554            755         2,100
             Decrease (increase) in customer holdbacks...................      (2,853)          1,868         (4,271)        7,554
                                                                               ------           -----          ------        -----
Cash provided by operating activities....................................      31,665          21,055         82,006        47,073
                                                                               ------          ------         ------        ------

Cash flows from investing activities:
      Cost of equipment acquired for lease and rental....................     (68,733)        (69,939)      (266,337)     (184,970)
      Cash used in acquisitions, net of cash acquired....................      (2,545)          - - -         (4,042)      (39,180)
      Funding of securitization retained interest........................       - - -          (3,454)         - - -       (17,767)
      Receipts on securitization retained interest.......................         727           1,553          5,622         3,471
      Fixed assets purchased.............................................        (415)           (312)        (1,094)         (780)
      Proceeds from sale of investments..................................       1,154           1,131          1,388         3,809
                                                                                -----           -----          -----         -----

                 Net cash used in investing activities                        (69,812)        (71,021)      (264,463)     (235,417)
                                                                              --------        --------      ---------     ---------


                                 See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
         Consolidated Statements of Cash Flows (Unaudited) - (Continued)
                             (Dollars in thousands)


                                                                               Three Months ended            Nine Months ended
                                                                                  September 30,                September 30,
                                                                                1999        1998              1999      1998
                                                                                 ------------------------------------------
Cash flows from financing activities:
      Net increase (decrease) in notes payable...........................      (9,111)      (5,000)          (1,556)      44,650
      Proceeds from recourse and nonrecourse debt........................     257,597        - - -          436,132        4,697
      Repayments of recourse and nonrecouse debt.........................    (142,255)      (7,357)        (190,055)     (19,834)
      Proceeds from sales of lease receivables...........................      22,224       62,933           26,421      164,995
      Repurchase of receivables from conduit facility,
        net of securitization retained interest..........................     (81,183)       - - -          (81,183)       - - -
      Proceeds from stock notes receivable...............................       - - -        - - -            - - -          329
      Sale of stock......................................................       - - -        - - -              395        - - -
                                                                                -----        -----          -------      -------
Net cash provided by financing activities................................      47,272       50,576          190,154      194,837
                                                                               ------       ------          -------      -------
Net increase in cash.....................................................       9,125          610            7,697        6,493
Cash at beginning of period..............................................       - - -        5,883            1,428        - - -
                                                                                -----        -----            -----        -----
Cash at end of period....................................................      $9,125       $6,493           $9,125       $6,493
                                                                               ======       ======           ======       ======

Supplemental disclosures of cash flow information:
      Interest paid......................................................      $7,174       $2,582          $16,355       $6,320
      Income taxes paid..................................................        $185          $15             $754         $863



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

(2)  Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Reclassifications

     Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.


(3)  Acquisitions

     Effective January 1, 1999, the Company purchased all of the outstanding common stock of Connor Capital Corporation, a lessor specializing in developing captive finance programs for equipment vendors. Additionally, effective August 31, 1999, the Company acquired the assets of Internet Finance + Equipment, a distributor and lessor of internet access equipment manufactured by several companies. Both acquisitions have been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements since the dates of the acquisition. These acquisitions had no material impact on results of operations for the three months or nine months ended September 30, 1999.

     The consideration for the acquisitions included $4,946,000, in cash payments, a portion of which is to be paid in November 1999, net of cash acquired, and future contingent cash payments of up to $12,250,000. The fair value of assets purchased and liabilities assumed in the acquisition were $12,922,000 and $12,228,000, respectively.

                       LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(4)  Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:



                                               September 30,     December 31,
                                                  1999               1998
                                                  -----------------------
                                                        (In thousands)

      Lease and loan contracts receivable
               in installments.................  $468,337          $191,278
      Estimated residual value of leased
               equipment ......................    15,405             8,326
      Initial direct costs.....................     6,533             2,447
      Unearned lease income....................   (73,219)          (34,294)
      Broker fees..............................     2,445               804
      Allowance for doubtful receivables.......    (7,626)           (3,791)
                                                  -------            ------
      Net investment...........................  $411,875          $164,770
                                                  ========         ========


(5)   Equipment Held for Rental and Operating Leases, Net

      The net book value of equipment held for rental and operating leases is as follows:

                                                 September 30,    December 31,
                                                    1999             1998
                                                    -------------------------

                                                            (In thousands)

      Equipment under operating leases............  $10,697         $13,905
      Equipment under rental agreements...........   21,778          16,754
                                                     ------          ------
      Net book value..............................  $32,475         $30,659
                                                    =======         =======



     The book values presented in the above table are net of accumulated depreciation of $12,258,000 and $8,058,000 at September 30, 1999 and December 31, 1998, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.

                       LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)

(6)  Loss Experience and Reserves

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
                                               September 30,    December 31,
                                                  1999              1998
                                                  ----------------------
                                                  (Dollars in thousands)
Select Growth Finance:
           Gross Receivable Balance.............  $84,152          $75,882
           31 -  60 days past due...............     0.88%            3.07%
           61 -  90 days past due...............     0.85%            0.07%
           Over 90 days past due................     0.92%            1.52%
Portfolio Finance:
           Gross Receivable Balance............. $224,788         $175,885
           31 -  60 days past due...............     2.87%            2.13%
           61 -  90 days past due...............     1.35%            1.27%
           Over 90 days past due................     0.20%            0.20%
Rental and Distribution:
           Gross Receivable Balance.............  $10,289          $10,064
           31 -  60 days past due...............     9.27%            8.88%
           61 -  90 days past due...............     - -              - -
           Over 90 days past due................     - -              - -
Vendor Finance:
           Gross Receivable Balance............. $188,617          $92,478
           31 -  60 days past due...............     3.57%            3.37%
           61 -  90 days past due...............     1.21%            0.61%
           Over 90 days past due................     1.03%            1.16%
Totals:
           Gross Receivable Balance............. $507,846         $354,309
           31 -  60 days past due...............     2.93%            2.85%
           61 -  90 days past due...............     1.19%            0.81%
           Over 90 days past due................     0.63%            0.73%
Average net investment in leases and
               loans owned and managed.......... $368,855         $242,757
Net charge-offs.................................    5,658            3,116
Annualized net charge-off percentage............     2.05%            1.28%

Allowance for doubtful receivables included in:
     Net investment in direct finance leases
       and loans................................   $7,626           $3,791
     Securitization retained interest...........       78            1,808
     Holdback reserves on portfolios acquired...    2,784            6,104
                                                    -----            -----
Total allowance and holdbacks...................  $10,488          $11,703
                                                  =======          =======
Recourse to Portfolio Finance customers
  in addition to holdback reserves on
  portfolios acquired                             $18,140          $10,407
                                                  =======          =======

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)

(6)  Loss Experience and  Reserves (continued)

     In addition to the allowance for doubtful receivables and holdback reserves, in connection with its Portfolio Finance activities the Company has recourse to certain of its Portfolio Finance customers. At September 30, 1999 and December 31, 1998 the aggregate amount of recourse was $18,140,000 and $10,407,000, in support of gross remaining receivables totaling $167,887,000 and $117,399,000, respectively.

(7)  Debt

     Notes Payable

     Notes Payable to banks and others were as follows:

                                                   September 30,    December 31,
                                                      1999               1998
                                                      -----------------------
                                                           (In thousands)

      Senior credit facility.......................    $92,000          $91,700
      Other........................................      3,090            4,946
                                                         -----            -----
                         Total.....................    $95,090          $96,646
                                                       =======          =======


     At September 30, 1999 and December 31, 1998, the Company had available a senior credit facility in the amount of $155,000,000 of which $92,000,000, and $91,700,000 was outstanding at September 30, 1999 and December 31, 1998 respectively. The weighted-average interest rate on the senior credit facility at September 30, 1999 and December 31, 1998 was 7.18% and 6.58%, respectively. In October 1999, the facility was amended and decreased to $117,000,000. The facility, as amended, provides for interest at LIBOR plus 1.25% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or Fed Funds rate plus 1.30% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the amended facility calls for the Company to pay an up-front commitment fee equal to 0.10% of the committed amount as well as a commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25%. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures January 31, 2000.

     In connection with the acquisition of Monex Leasing, Ltd., the Company issued a note payable to the former owner of the company. Such note bears interest at 8% with principal payments over a three-year period. At September 30, 1999, $1,000,000 is outstanding. Additionally, the Company has notes payable to a third party at an interest rate of 10% with various payment terms and maturity dates.

                       LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


     Recourse and Nonrecourse Debt

     At September 30, 1999, the Company had a commercial paper conduit facility available for funding of up to $289,000,000 in lease receivables. At September 30, 1999, $97,932,000 of this facility was utilized. Under this facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary simultaneously transfers its interest in the leases to a bank conduit facility, which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A portion of the proceeds from the securitization of leases is required to be held in a separate restricted account as collateral for the leases transferred. This amount is recorded as restricted cash. The weighted-average interest rate on the conduit securitization facility at September 30, 1999 and December 31, 1998 was 6.08% and 5.63%, respectively.

     During the nine months ended September 30, 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Under gain-on-sale treatment, the Company reflected the difference between the aggregate principal balance of the leases securitized and proceeds received, net of an allowance for doubtful receivables, as the securitization retained interest on the balance sheet. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Subsequent to eliminating gain-on-sale treatment, the Company recorded nonrecourse debt equal to the cash received.

     In July 1999, the Company completed a term securitization of $237 million. $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $12 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. The C Certificate of $17 million was retained by the Company. In connection with the term securitization, the Company repurchased certain leases, which had previously been financed in the conduit securitizaiton and removed from the balance sheet. In accordance with generally accepted accounting principles, $93,840,000, the amount of the repurchase price, was restored to the net investment in leases and loans on the balance sheet. The proceeds from the term securitization were recorded as nonrecourse debt. The weighted-average interest rate on the term securitization facility at September 30, 1999 was 6.24%.

     At September 30, 1999 and December 31, 1998,  $296,249,000 and $44,676,000,
respectively, was recorded as nonrecourse debt under the term securitization and the securitization conduit facility.

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

                       LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(8) Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share.

                                                                             Three months ended           Nine months ended
                                                                                September 30,                 September 30,
                                                                           1999            1998           1999        1998
                                                                         ---------------------------------------------------

                                                                                       (In thousands, except share data)

       Numerator for basic and diluted earnings (loss)
                   per share - net earnings (loss).................   $(1,371,000)       $1,675,000      $(325,000)    $4,437,000
                                                                       -----------        ---------       ---------    ----------
       Denominator for basic earnings (loss) per share - weighted
                   average shares outstanding......................     5,265,050         5,183,688      5,250,753      5,167,204

       Effect of dilutive stock options............................         - -             166,062            - -        190,015
                                                                        ---------         ---------      ---------      ---------
       Denominator for diluted earnings (loss) per share...........     5,265,050         5,349,750      5,250,753      5,357,219
                                                                        ---------         ---------      ---------      ---------
       Net earnings (loss):
                    Basic earnings per share.......................         $(.26)             $.32          $(.06)          $.86
                                                                            =====              ====          =====           ====
                    Diluted earnings per share.....................         $(.26)             $.31          $(.06)          $.83
                                                                            =====              ====          =====           ====


     Stock options that could potentially dilute earnings per share in the future were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999 because the effect would be antidulitive.

(9)      Comprehensive Income

     The components of comprehensive income, net of related tax, for the nine months ended September 30, 1999 and 1998 are as follows:
                                                          Nine months ended
                                                            September 30,
                                                         1999           1998
                                                         -------------------
                                                           (In thousands)

       Net earnings (loss).............................    $(325)    $4,437

       Other comprehensive income, net of tax:
                Unrealized gain (loss) on securities...      607       (522)
                Foreign currency translation adjustment      271       (116)
                                                             ---       ----
       Comprehensive income............................     $553     $3,799
                                                            ====     ======



     Accumulated other comprehensive income, net of tax, at September 30, 1999 and December 31, 1998 consists of unrealized gains on securities of $671,000 and $64,000 and accumulated foreign currency translation adjustments of $173,000 and $(98,000), respectively.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(10)  Segment Information

     The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The loss before income taxes in the Vendor Finance segment for the three and nine months ended September 30, 1999 includes a restructuring charge of $700,000 relating to the consolidation of certain Vendor Finance functions. The following table presents certain information by segment.

                                                Select                     Rental
                                                Growth      Portfolio        and          Vendor
          (Dollars in thousands)                Finance     Finance    Distribution      Finance      Corporate    Consolidated
Three months ended September 30, 1999
    Total revenues..........................    $3,691       $5,320         $8,338         $5,074          $ -         $22,423
    Depreciation and
         amortization expense...............        84          588          1,235            203            -           2,110
    Interest expense........................     1,111        3,945            226          2,040            -           7,322
    Earnings (loss) before income taxes.....    (1,701)         268            621         (1,084)      (1,004)         (2,900)
    Total assets............................    68,857      215,848         39,557        178,250        5,565         508,077
    Lease fundings..........................    $7,571      $11,569         $2,292        $46,865          $ -         $68,297
                                               --------------------------------------------------------------------------------

Three months ended September 30, 1998
    Total revenues..........................    $4,179       $3,516        $10,373         $3,180          $ -         $21,248
    Depreciation and
        amortization expense................       186          271          1,164             87            -           1,708
    Interest expense........................       942          694            280            820            -           2,736
    Earnings (loss) before income taxes.....     1,679          514            393            527         (290)          2,823
    Total assets............................    64,945       41,050         28,269         38,896        9,575         182,735
    Lease fundings..........................   $13,031      $33,196         $1,022        $15,576          $ -         $62,825
                                             ----------------------------------------------------------------------------------

Nine months ended September 30, 1999
    Total revenues..........................   $10,181      $15,194        $28,103        $11,006          $ -         $64,484
    Depreciation and
        amortization expense................       281        1,667          3,522            616            -           6,086
    Interest expense........................     3,576        8,204            919          3,740            -          16,439
    Earnings (loss) before income taxes.....    (1,156)       2,547          1,138         (2,465)      (1,512)         (1,448)
    Total assets............................    68,857      215,848         39,557        178,250        5,565         508,077
    Lease fundings..........................   $27,349     $110,937         $7,066       $117,166          $ -        $262,518
                                            -----------------------------------------------------------------------------------
Nine months ended September 30, 1998
    Total revenues..........................   $10,783       $8,929        $28,739         $6,551          $ -         $55,002
    Depreciation and
        amortization expense................       281        1,228          3,041            127            -           4,677
    Interest expense........................     2,366        1,960            697          1,749            -           6,772
    Earnings (loss) before income taxes.....     4,091        1,424          1,224          1,330         (709)          7,360
    Total assets............................    64,945       41,050         28,269         38,896        9,575         182,735
    Lease fundings..........................   $38,763      $97,238         $4,540        $30,165          $ -        $170,706
                                             ----------------------------------------------------------------------------------

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                     Three Months ended September 30, 1999
               compared to Three Months ended September 30, 1998

     Sales of equipment decreased to $6.1 million from $8.4 million and cost of equipment sold decreased to $4.8 million from $6.9 million. Net margins on sales of analytical instruments increased to 21.0% from 18.6% due to manufacturer incentives received on equipment sold during the quarter.

     Direct finance lease income increased to $10.2 million from $3.6 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired portfolios and from internal lease originations, and discontinuance of gain-on-sale accounting in October, 1998. In addition, during the quarter ended September 30, 1999, $99.0 million in lease receivables were repurchased from the Company's commercial paper conduit facility in connection with a term securitization. Average finance lease receivables outstanding and average unearned income, net of initial direct costs, increased 258% and 194%, respectively.

     Interest income increased to $0.8 million from $0.5 million, primarily due to an increase in interest-bearing notes receivable held by the Company.

     Rental and operating lease revenue increased to $2.9 million from $2.3 million primarily due to acquisitions of portfolios of operating leases made during 1998 and increased rental utilization in the Company's Rental and Distribution business unit.

     Servicing fees and other income were $1.4 million in each period. Servicing fees and other income consists primarily of fees received for servicing securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. During the three months ended September 30, 1999, the Company recorded other income of $0.5 million on the termination of interest rate swap and cap agreements. During the three months ended September 30, 1998, the Company received $0.5 million of deferred servicing fees relating to a third party lease portfolio serviced by the Company.

     Gain of the sale of lease receivables was $0.6 million for the quarter ended September 30, 1999. This amount represented gains on lease receivables sold to third parties. The $3.3 million gain in the quarter ended September 30, 1998 represented gains on securitized leases. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during the third quarter of 1999.

     Gains on equipment residual values decreased to $0.3 million from $0.7 million. Gains on equipment residual values fluctuate based on the dollar volume of the leases maturing in a given quarter.

     During the third quarter of 1999, in connection with its Select Growth leasing activities, the Company recognized a gain on certain equity participation rights of $0.2 million, compared to a gain of $1.1 million for the same period of 1998.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $6.1 million from $5.7 million. The increase resulted primarily from two acquisitions completed in 1999 in the Company's Vendor Finance business unit, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 47% to 203 between September 30, 1998 and September 30, 1999.

     Interest expense increased to $7.3 million from $2.7 million, due primarily to increased borrowings resulting from growth in lease originations, lease portfolios acquired, and discontinuance of gain-on-sale accounting. In addition, during the quarter ended September 30, 1999, the Company repurchased $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of the term securitization. Average finance lease receivables outstanding increased 258%.

     Depreciation of equipment increased to $2.0 million from $1.6 million as a result of increased equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased approximately 29% over the prior year period.

     Goodwill amortization increased due to five acquisitions completed since February 1998.

     The provision for credit losses increased to $4.3 million from $1.4 million resulting from an additional provision of $3.1 million recorded for credit losses in the Company's Select Growth portfolio. Lease originations for the Company's Select Growth Finance activities, which have a higher average loss expectancy than the Company's other leasing segments, were 11% and 21% of total lease originations, excluding portfolios of acquired companies, for the quarters ended September 30, 1999 and 1998, respectively. Total lease originations, excluding portfolios of acquired companies, increased 9% over the prior year period.

     During the third quarter of 1999, the Company recorded a restructuring charge of $0.7 million relating to the consolidation of certain Vendor Finance functions. The charge primarily consists of personnel related expenses, such as severance for terminated employees, recruiting expenses for replacement personnel, and relocation costs, as well as write-offs of certain assets, including leasehold improvements and furniture and fixtures.

     For the third quarter of 1999, the Company recorded an income tax benefit of $1.5 million on a pre-tax loss of $2.9 million. The 1999 income tax benefit includes $0.4 million relating to the utilization of investment tax credits for which no benefit had previously been recognized. The Company recorded income tax expense of $1.1 million on pre-tax income of $2.8 million for the third quarter of 1998.

     Excluding the additional provision for credit losses of $3.1 million and the restructuring charge of $0.7 million, net income for the third quarter of 1999 would have been $1.0 million, or $0.19 per share.


                      Nine Months ended September 30, 1999
                compared to Nine Months ended September 30, 1998

     Sales of equipment decreased to $22.1 million from $23.2 million and cost of equipment sold decreased to $17.8 million from $19.0 million. Net margins on sales of analytical instruments increased to 19.1% from 18.4% due primarily to manufacturer incentives received on equipment sold during the first and third quarter.

     Direct finance lease income increased to $23.1 million from $8.8 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired portfolios and from internal lease originations, and discontinuance of gain-on-sale accounting in October, 1998. In addition, during the quarter ended September 30, 1999, $99.0 million in lease receivables were repurchased from the Company's commercial paper conduit facility in connection with a term securitization. Average finance lease receivables outstanding and unearned income, net of initial direct costs, increased 260% and 198%, respectively.

     Interest income increased to $2.4 million from $1.3 million primarily due to an increase in interest-bearing notes receivable held by the Company.

     Rental and operating lease revenue increased to $8.3 million from $7.0 million primarily due to acquisitions of portfolios of operating leases made during 1998 and increased rental utilization in the Company's Rental and Distribution business unit.

     Servicing fees and other income increased to $5.4 million from $2.5 million. Servicing fees and other income primarily consists of fees received for servicing securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party, $0.5 million realized on the termination of interest rate swap and cap agreements, an increase in fees received in connection with servicing securitized leases, and an increase in late fees collected by the Company's Vendor Finance business unit.

    Gain of the sale of lease receivables was $1.0 million for the nine months ended September 30, 1999. This amount represented gains on lease receivables sold to third parties. The $6.8 million gain for the nine months ended September 30, 1998 represented gains on securitized leases. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during 1999.

     Gains on equipment residual values decreased to $0.8 million from $1.5 million. Gains on equipment residual values fluctuate based on the dollar volume of the leases maturing in a given quarter.

     During 1999, the Company recognized a gain of $1.4 million on certain equity participation rights. For the same period of 1998, the value of equity participation rights held by the Company increased and consequently the Company elected to sell a portion of these equity participation rights, realizing a gain of $3.8 million.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $17.7 million from $13.5 million. The increase resulted primarily from five acquisitions completed since February 1998 in the Company's Vendor Finance business unit, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 47% to 203 between September 30, 1998 and September 30, 1999.

     Interest expense increased to $16.4 million from $6.8 million, due primarily to increased borrowings resulting from growth in lease originations, lease portfolios acquired, and discontinuance of gain-on-sale accounting. In addition, during the quarter ended September 30, 1999, the Company repurchased $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of the term securitization. Average finance lease receivables outstanding increased 260%.

     Depreciation of equipment increased to $5.5 million from $4.5 million as a result of increased equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased 36% over the prior year period.

     Goodwill amortization of $0.6 million increased from $0.2 million for the same period in 1998 due to five acquisitions completed since February 1998.

     The provision for credit losses increased to $7.2 million from $4.7 million resulting from an additional provision of $3.1 million recorded for credit losses in the Company's Select Growth portfolio. Lease originations for the Company's Select Growth Finance activities, which have a higher average loss expectancy than the Company's other leasing segments, were 10% and 23% of total lease originations, excluding portfolios of acquired companies, for the nine months ended September 30, 1999 and 1998, respectively. Total lease originations, excluding portfolios of acquired companies, increased 54% over the prior year period.

     During the third quarter of 1999, the Company recorded a restructuring charge of $0.7 million relating to consolidating additional Vendor Finance functions. The charge primarily consists of personnel related expenses, such as severance for terminated employees, recruiting expenses for replacement personnel, and relocation costs, as well as write-offs of certain assets, including leasehold improvements and furniture and fixtures.

     For the nine months ended September 30, 1999, the Company recorded an income tax benefit of $1.1 million on a pre-tax loss of $1.4 million. The 1999 income tax benefit includes $0.6 million relating to the utilization of investment tax credits for which no benefit had previously been recognized. The Company recorded income tax expense of $2.9 million on pre-tax income of $7.4 million for the nine months ended September 30, 1998.

     Excluding the additional provision for credit losses of $3.1 million and the restructuring charge of $0.7 million, net income for the nine months ended September 30, 1999 would have been $2.0 million, or $0.39 per share.

Liquidity and Capital Resources

     General

     The Company's activities are capital intensive and require access to a substantial amount of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under its senior credit facility, commercial paper conduit facilities, term securitizations, other nonrecourse and recourse loans, and the sale of equity. The Company will continue to require access to equity and substantial amounts of debt to fund its activities. In October 1999, the Company extended its senior credit facility through January 31, 2000, at which time the outstanding balance under the credit facility becomes due. The Company continues to seek subordinated debt or equity financing from private sources. The Company has retained U.S. Bancorp Piper Jaffray Inc. to explore strategic options to enhance future shareholder value.

     Should the Company be unable to renew its senior credit facility or obtain alternative credit facilities or financing having pricing, advance rates and other terms comparable to its existing facilities, it would have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be successful in obtaining financing on favorable terms.

     Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance leases and rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, the financing of new lease originations and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the nine months ended September 30, 1999 and 1998 were $259.5 million and $241.9 million, respectively. The period to period increase results primarily from the increase in the volume of securitizations completed in 1999, additional borrowings under the Company's credit facilities, and payments received on direct finance leases.

     Credit Facilities

     The Company uses its secured revolving credit facility provided by a syndicate of banks to fund the acquisition and origination of leases and the purchase of analytical instruments. As of September 30, 1999, the Company had a maximum of $155 million available for borrowing under this facility of which $92.0 million was outstanding. In October 1999, the facility was amended and decreased to $117,000,000, a level consistent with the Company's current lease originations. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. The facility matures January 31, 2000.

     Securitization Facilities

     The Company has a commercial paper conduit facility in an amount of $289 million. The facility was increased from $225 million and expanded to include new participants in May 1999. At September 30, 1999, $97.9 million of the facility was utilized. The terms of the facility permit the financing of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities.

     In July 1999, the Company completed a term securitization of $237 million. $199 million of A-1 Certificates rated AAA by Standard and Poors and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $12 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. The C Certificate of $17 million was retained by the Company.

     Year 2000 Compliance

     Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data. The Company's lease tracking information technology systems have been certified or contractually guaranteed to be year 2000 compliant by the software vendors. The Company's financial and accounts payable information systems and several other systems, including voice mail and phone systems, which use dates electronically, are year 2000 compliant. The Company completed comprehensive, full system testing during the third quarter of 1999. The Company continues to make inquiries of significant third parties, with which the Company conducts business, to determine their year 2000 readiness. Based on responses to date, the Company believes that these third parties, including parties to the Company's credit facilities and its significant Portfolio Finance customers, are year 2000 compliant or will be year 2000 compliant by the end of the year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 1998 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates except for the termination value of the interest rate swap and interest rate cap agreements related to the Company's securitization facility. At December 31, 1998, termination of the $153.8 million interest rate swap and interest rate cap agreements would have resulted in a charge to earnings of $1.1 million. At September 30, 1999, termination of the $288.0 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $0.1 million.

                           Part II - OTHER INFORMATION


Item 4.   Exhibits and Reports on Form 8-K

Exhibits

Exhibit
 Number   Document Description

10.1(d) Amendment No. 9 to the Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N. A., as Agent

10.14 Sale Agreement, among LINC Capital, Inc., as Seller, and LINC Equipment Receivables One, LLC, as Purchaser

27.1     Financial Data Schedule

         Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LINC CAPITAL, INC.

Dated: November 12, 1999

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