Form 10-K
period 1999-12-31
LINC CAPITAL INC
filed 2000-04-14
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (312) 946-1000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g)of the Act:
                                 Title of class
                          Common Stock, $.001 par value



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

The aggregate market value of voting stock held by nonaffiliates was approximately $10.0 million based upon the sale price of registrant's Common Stock as of March 30, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed an affiliate.

At March 30, 2000, 5,265,050 shares of the Registrant's Common Stock were outstanding.


                                                 LINC CAPITAL, INC.

                                                 TABLE OF CONTENTS

                                                                                                         Page

PART I.

        Item 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
        Item 2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
        Item 3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
        Item 4.       Submission of Matters to Vote of Security Holders. . . . . . . . . . . . . . . . .  25

PART II.

         Item 5.      Market for the Registrant's Common Equity and
                          Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . .  25
         Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  29
         Item 7A.     Quantitative and Qualitative Disclosures
                      About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
         Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . .  40
         Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .  40

PART III.

         Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . .   40
         Item 11.     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
         Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . .   48

PART IV.

         Item 14.     Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    50

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52


                                     Part I

Item 1.  Business

     General

     LINC Capital, Inc. (the "Company") is a specialty finance company that provides leased equipment, asset-based financing, and equipment rental and distribution services to growing businesses. The Company provides its specialized financing services through the following four business units:

o Select Growth Finance (or Select Growth ) directly originates equipment leases and other asset-based financing to emerging growth companies, primarily in the telecommunications, high-tech manufacturing, Internet-related and information technology industries. Lessees are typically early-stage businesses backed by venture capital funds or other professional investors. The Company frequently receives warrants or other equity participation rights in its lessees, in addition to its rights, as lessor, in the residual values of the leased equipment.

o Portfolio Finance purchases or finances leases originated by smaller companies within the highly fragmented leasing industry through warehouse and portfolio purchase programs. Since its re-entry into the Portfolio Finance business in October 1997, the Company has formed lease financing and portfolio purchase relationships with over 20 lessors and has financed over $300 million in leases. By financing the business generated by these smaller lessors, the Company provides access to the capital markets on more favorable terms than would be available to them directly.

o Rental and Distribution facilitates the short-term trial, use, and acquisition of analytical instruments and related equipment by companies in the pharmaceutical, environmental and biotechnology industries through rentals, leasing and sales of such equipment. The Company is a distributor for some of the most significant manufacturers of these types of equipment, including Agilent Technologies, The Perkin-Elmer Corporation and Varian Associates Inc. In addition, through its recent acquisition of Internet Finance + Equipment ( LINC IF+E ), the Company distributes and leases new and used telecommunication and networking equipment manufactured by such manufacturers as Lucent Technologies, 3-Com and Cisco Systems.

o Vendor Finance assists the sales efforts of manufacturers and distributors by developing leasing programs for the users of equipment sold by these manufacturers and distributors. Since the beginning of 1998, the Company has made four acquisitions of smaller leasing companies that have significant levels of vendor relationships, either directly or through third-party brokers that in turn maintain vendor relationships.

     The Company primarily conducts its business throughout the United States. California and Texas each account for approximately 20% of the Company's revenues. Otherwise, no state accounts for more than 10% of the Company's revenues. The Company believes, based on its own research and management's knowledge of and experience in the equipment leasing industry, that it is a leading provider of equipment leasing, rental and other services in its specialized markets and maintains a competitive position in those markets. For information regarding segment reporting, see note 15 to the Consolidated Financial Statements.

     In August 1999 following efforts by the Company to obtain additional capital to continue growth in its each of its operations, the Company engaged U.S. Bancorp Piper Jaffray to investigate opportunities to optimize shareholder value. It became apparent in March 2000 that the sale of the Company as a complete unit could not be accomplished on acceptable terms. During March 2000, the Company made a strategic decision to de-emphasize its traditional leasing activities and substantially reduce overhead and debt. The Company intends that its focus on a going-forward basis will be on its profitable distribution and rental activities. The Company continues to engage U.S. Bancorp Piper Jaffray to explore the sale of individual leasing business units and elements of its lease portfolio.

     In March 2000 the Company indefinitely suspended the Portfolio Finance business, which it had scaled back dramatically in the later part of 1999, and ceased origination of new leases in LINC Connor, one of its Vendor Finance origination units. Currently, the Company is in discussions to sell or refinance components of its Select Growth business and its Vendor Finance business and to use the proceeds to reduce borrowings under its senior secured revolving credit facility (the Loan Agreement ) and to reduce outstandings under a commercial paper conduit facility ( CP Conduit Facility ) available to a special purpose subsidiary of the Company as well as to provide additional liquidity. In the event that the Company is unable to sell individual leasing business units and elements of its lease portfolio, the Company may liquidate its Select Growth activities and further downsize its Vendor Finance business.

     Furthermore, as of December 31, 1999, the Company was not in compliance with certain covenants under the Loan Agreement, the CP Conduit Facility and certain covenants under the terms of agreements relating to a securitization of lease receivables completed by a special purpose subsidiary of the Company in July 1999 (the July Term Securitization ). The Company is in discussions with the lenders under the Loan Agreement, the liquidity providers under the CP Conduit Facility and appropriate parties related to the July Term Securitization regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been substantially curtailed. In the event that the Company is unable to successfully obtain such a forbearance from these secured creditors for a period that enables it to sell individual leasing businesses and elements of its lease portfolio, the Company may not be able to continue some or all of its business and may be required to seek protection under the Bankruptcy Code. No assurances can be made as to the Company obtaining such forbearances, that lease originations will commence at a level to support the operations of the Company, or that the secured creditors will allow management to implement various strategic plans. In addition, even if the Company was to successfully obtain such forbearance and successfully sell individual leasing business units and elements of its lease portfolio, there can be no assurance that the proceeds of such sales will provide the Company with sufficient liquidity to continue its remaining operations. See Dependence on Capital and Dependence on External Financing in Forward-Looking Statements and Associated Risks and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Equipment Leasing Industry

     The Equipment Leasing Association of America (the ELA) notes that approximately 80% of all U.S. businesses use leasing to acquire some of their assets. Leasing is advantageous since it enables a company to obtain the equipment it needs while preserving cash flow, and may offer favorable accounting and tax treatment. These factors, in management's opinion, are contributing to greater acceptance of leasing as a major financing component of equipment investment. In particular, the emergence of small, growth and technology-oriented businesses in the U.S. economy continues to broaden the market for leasing companies. The ELA notes that leasing financed approximately $126 billion in new business volume for fiscal year 1998. Independent lessors represent about 60% of this new business volume as compared to other lessor types.

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

     Specialization will also drive consolidation, as smaller players will be disadvantaged relative to their larger peers who often have better resources, including the skill set and customer service capabilities necessary to attract meaningful partnerships with manufacturers. Consequently, management expects competitive pressures from the larger independent leasing companies to drive smaller companies to seek strategic merger partners.

     Capital availability is primary to the success of any leasing company. Larger leasing companies have the advantages of lower cost of funds and diversification of funding sources relative to smaller players who can face capital constraints, especially during periods of tight credit. Therefore, larger lessors can acquire smaller companies that benefit from a lower cost of capital.

     History

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

     The Company commenced its Select Growth Finance operations in 1986 through its sponsorship and management of limited partnerships, a portion of whose business was providing equipment lease financing to emerging growth companies primarily in the healthcare and information technology industries. Beginning in 1992, the Company focused Select Growth Finance on leasing essential operating equipment to such emerging companies for its own account. The Company originated over $36 million in new leases through its Select Growth Finance activities in 1999 and has originated over $174 million in such leases since 1993.

     The Company first entered the Portfolio Finance business in 1988 through the acquisition of Scientific Leasing Inc., the majority of whose assets consisted of a portfolio of leases of healthcare equipment. In 1994, the Company sold its healthcare equipment leasing and portfolio acquisition and servicing business to LINC Anthem Corporation ( LINC Anthem ), a subsidiary of Anthem Insurance Companies, Inc. In connection with the sale, the Company entered into a non-competition agreement that effectively restricted the Company from participating in Portfolio Finance activities and from originating leases other than to emerging growth companies until September 1997 (the Non-Compete Agreement ). From 1988 through the end of 1996, the Company and LINC Anthem purchased or financed over $600 million in leases originated by other smaller lessors. Upon the expiration of the Non-Compete Agreement, the Company reinitiated its Portfolio Finance operations. In 1999 Portfolio Finance originated lease volume in excess of $119 million.

     The Company's Rental and Distribution activities were developed through the acquisition in 1991 of a business founded by Robert E. Laing, the Company's current President and Chief Operating Officer, and the acquisition in 1992 of the analytical instruments business of AT&T Capital Corporation. The Company recently expanded its Distribution activities through the acquisition of the business and assets of Internet Finance and Equipment, Inc., a distributor and lessor of telecommunications and networking equipment. The Company is now conducting this business as LINC IF+E.

     The expiration of the Non-Compete Agreement allowed the Company to reinitiate its Portfolio Finance business and to establish its Vendor Finance business unit in 1998. Since 1998, the Company has developed its Vendor Finance business unit and expanded its distribution capabilities through the acquisition of the following companies.

o Comstock Leasing Inc. This company was acquired by the Company in February 1998, with offices in Minneapolis and San Francisco, specializes in leasing a variety of equipment, including office-based information technology equipment, largely originated by third-party brokers.

o Monex Leasing, Ltd. This business was acquired by the Company in March 1998, headquartered in Houston, is a lessor of telecommunications and business equipment, primarily in Texas and the Southwest.

o Spectra Precision Credit Corp. This business was acquired by the Company in June 1998 and was based in Dayton, Ohio, and was formerly the finance subsidiary of Spectra Precision Group, an international manufacturer of laser-based leveling, alignment and surveying instruments and software. Through this operation, the Company continues to lease equipment manufactured by Spectra Precision Group, primarily to the construction and agricultural industries, and has diversified its leasing activities to include broadcast and medical equipment.

o Connor Capital Corporation. This company was acquired by the Company in January 1999 and is a Chicago-based lessor that specializes in developing finance programs for equipment vendors, primarily in the machine tool, printing and woodworking industries.

o Internet Finance & Equipment, Inc. This business was acquired by the Company in August 1999 and based in Charlotte, North Carolina, is a distributor and lessor of Internet access equipment manufactured by several companies. Its acquisition has further enhanced the synergies between the Company's Vendor Finance and Rental and Distribution activities.

     Following is a description of the Company's business activities by Business Unit.

     Select Growth Finance

     General. The Company's Select Growth Finance activities consist primarily of the origination (directly and through strategic relationships) of non-cancelable, full pay-out leases and other asset-based financing transactions (primarily accounts receivable lines of credit) to emerging growth companies in the telecommunications, high-tech manufacturing, internet-related and information technology industries. Such companies include manufacturers and developers of technological products, software developers, information service providers, and Internet and telecommunications service companies. Since 1993, the Company has provided leasing to over 175 companies including Northern Light Technology, Inc., Usinternetworking, Inc., iOwn Holdings, Inc., Goto.com, Inc., Corvis Corporation, Verio, Inc., Shopnow.com, Inc., and The Spinner Networks, Inc. A majority of the Company's Select Growth Leasing clients are supported by institutional private equity investors, which provide equity and working capital and management resources to such customers. Such private equity investors include Kleiner Perkins, Accel Ventures, Institutional Venture Partners, Draper Fisher Jurvetson, idealab! Capital Partners, Oak Investment Partners, and Menlo Ventures.

     The Company believes that expansion of the information technology industry and development of new technologies have promoted the formation and growth of new companies of the type served by its Select Growth Finance activities. Such companies typically have limited access to financing from commercial banks, diversified finance companies and traditional leasing companies. The Company's experience in its targeted industries allow it to serve the specific needs of its customer base more effectively than its competitors by providing a variety of financing alternatives, such as flexible lease structures, asset-based financing, sale-leaseback transactions and secured credit lines.

     Select Growth leases to individual customers typically include items with an aggregate cost ranging from $250,000 to $3.0 million and cover a broad variety of equipment, each with original purchase prices which are generally less than $100,000 per item. These leases are generally for essential operating equipment, including data processing equipment, production equipment, and analytical instruments, but may include furniture and fixtures and other equipment necessary for administrative support.

     In 1999 compared to 1998, Select Growth Finance lease fundings decreased to $36.0 million from $52.4 million. This decrease was primarily as a result of the de-emphasis of this business activity by the Company due to capital constraints that arose during the third and fourth quarters of 1999. As a consequence of continuing capital constraints, the Company is currently in discussions which may lead to the sale of substantially all of its non-securitized Select Growth lease portfolio, the proceeds of which will be used to repay borrowings under the Loan Agreement and outstandings under the CP Conduit Facility and to provide liquidity to the Company. Management's plans are subject to the review and approval of the secured creditors. No assurances can be made that the secured creditors will allow the Company to implement its plans. In the event that the Company is unsuccessful in completing such a sale, the Company may liquidate the related portfolio. Any strategy adopted by the Company is subject to the approval of its lenders. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In a significant number of its Select Growth Finance transactions, the Company receives warrants or other equity participation rights that provide additional opportunities for profitability upon the realization of value and sale of such rights. As of December 31, 1999, the Company held equity participation rights in 65 companies, thirteen of which were publicly traded companies. The Company has realized gains on disposition of such equity participation rights in each year since 1996 and expects to realize additional gains in the future.

     Sales and Marketing. Select Growth Leases are originated by representatives of the Company located in Chicago and San Francisco, often through a network of independent lease brokers and referrals from institutional private equity investors. The Company has been able to identify prospective clients through marketing personnel having investment banking, financial analysis and industry specific experience; attention to selective information regarding venture capital investments in targeted industries; direct mail advertising and representation at major venture capital conferences and symposia. The Company also pursues an active telemarketing strategy to identify potential lessees.

     To ensure prompt customer response, the Company's marketing personnel have direct access to the Company's customer information data bases which assist them in responding to sales leads, preparing lease proposals and monitoring the progress of a transaction through the underwriting process. In addition, the Company's sales personnel are trained in structuring Select Growth Finance transactions.

     Underwriting. The Company has adopted credit policies and procedures applicable to each of its business units that are periodically reviewed by the Credit Policy Committee of its Board of Directors. In addition, the Company has established a Commitments Committee, the members of which are the Company's Chairman, its President, its Chief Financial Officer, and its Senior Risk Officer. Because of the nature of its Select Growth Finance activities the preponderance of the transactions originated by its Select Growth Finance business unit are reviewed for credit approval by the Company's Commitment's Committee. The Company's Select Growth Finance underwriting process is based on due diligence regarding a potential customer's business, management, product, cash flows and institutional investors, as well as the type of equipment to be leased.

Portfolio Finance

     General. The Company reinitiated its Portfolio Finance activities upon the expiration of the Non-Compete Agreement on September 29, 1997. The Portfolio Finance division finances the leases generated by other equipment lessors. In 1999 compared to 1998, Portfolio Finance lease fundings decreased to $119.4 million from $146.0 million. This decrease was primarily as a result of the de-emphasis of this business activity by the Company due to capital constraints that arose during the third and fourth quarters of 1999. In the first quarter of 2000, the Company indefinitely suspended the acquisition of new portfolio finance business due to insufficient capital to support this activity. See
 Dependence on External Funding in Forward-Looking Statements and Associated Risks and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has had portfolio finance relationships with more than 20 companies and has acquired a total portfolio of over 60,000 leases. The Company finances leasing companies characterized by: (i) strong customer or vendor relationships; (ii) lease transactions which range in size from $1,000 to $250,000; (iii) needs for committed financing and servicing relationships; and
(iv) a focus on customers which are not effectively served by more traditional funding sources. During the later part of 1999 the Company curtailed its Portfolio Finance activities due to capital constraints. The Company expects to continue to de-emphasize its Portfolio Finance activities unless it obtains additional sources of capital that permit it to fund this line of business on a competitive basis. See Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Sales and Marketing. In connection with the acquisition and financing of lease portfolios, the Company offers two distinct programs to its customers. Under its Warehouse Line Programs, the Company provides limited warehouse loan facilities to lessors on a recourse basis. Following a warehouse period that typically will not exceed six months, the Company purchases the related pool of performing warehoused leases from the originating lessor on either a partial recourse or non-recourse basis. The purchase is usually credit enhanced by either a holdback reserve and/or, if the creditworthiness of the originating lessor is acceptable, a recourse obligation of the originating lessor. Substantially all of the leases the Company acquires through its Warehouse Line Programs are non-cancelable, full pay-out leases.

     Under its Portfolio Finance Programs, the Company acquires portfolios of leases originated over a specified period of time by the originating lessor. The purchase is usually credit enhanced by either a holdback reserve and/or, if the creditworthiness of the originating lessor is acceptable, a recourse obligation of the originating lessor. Such credit enhancement is intended to reduce losses under this program. Substantially all of the leases the Company acquires through its Portfolio Finance Programs are non-cancelable, full pay-out leases.

     Underwriting. The Company has developed established underwriting processes for the management of its Portfolio Finance activities based on the prior experience of its management. The Company performs a detailed due diligence review of each potential customer prior to approval of a Warehouse Line or Portfolio Finance Program. The due diligence process includes site visits, a review of the potential customer's documentation standards, credit policies, customer base, management team, equipment focus and servicing capabilities. In connection with its due diligence, the Company re-underwrites individual lease transactions to the extent it deems necessary under the circumstances.

     Rental and Distribution

     General. The Company's Rental and Distribution activities consist of the rental, distribution and leasing of analytical instruments, such as gas and liquid chromatographs, mass spectrometers and atomic absorption systems through its LINC Quantum Analytics Division headquartered in Foster City, California and the distribution and leasing of Internet access equipment, routers, networking, telecommunications and other information technology equipment through its LINC Internet Finance + Equipment Division located in Charlotte, North Carolina.

     LINC Quantum

     Analytical instruments typically cost between $15,000 and $60,000 each and are used by companies serving the environmental, chemical, pharmaceutical and biotechnology industries to measure the chemical composition of a variety of substances.

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

     The Company is a distributor for most of the significant manufacturers of this type of equipment, including Agilent Technologies, Varian Associates Inc., and Apex Technologies, Inc. The Company is a designated Premier Channel Partner for Agilent Technologies and believes, based on its own research, that it is the largest independent source of analytical instruments in the U.S. As an outgrowth of its relationship with Agilent Technologies, the Company, in concert with Agilent Technologies, has extended its sales and rental programs in Europe to accommodate U.S.-based and new European customers. The Company's position as a distributor of certain types of equipment allows it to purchase such equipment at a discount, which varies, from manufacturer to manufacturer.

     Sales and Marketing. The Company provides analytical instruments, which are customized, calibrated and made ready for use by the Company. The Company typically delivers equipment from its centralized warehouse within 24 hours of receipt of an order. The Company services over 2,500 analytical instrument customers through its sales force of product specialists and orders directed to the Company by its vendors. The Company's customers include environmental testing laboratories, pharmaceutical and chemical manufacturers and biotechnology companies. The Company's five largest Rental and Distribution customers are New York City Medical Examiner, Quanterrra Environmental Services, Inc., Dow Chemical Co., Cargill, Inc., and Battelle Memorial Institute, Inc. The Company will seek opportunities to capitalize on its distribution and rental expertise and its knowledge of the healthcare market by developing relationships with vendors of medical equipment and acquiring other established rental and distribution companies.

     The Company's LINC Quantum Analytic Division offers its Rental and Distribution customers generally three types of rental and leasing arrangements:
(i) short-term rentals with terms ranging from as short as two weeks to one year; (ii) operating leases with terms ranging from 12 to 48 months; and (iii) full-payout leases with terms ranging from 36 to 60 months. Customers under rental arrangements and operating leases are also offered incentives to purchase the related analytical instrument either during the term of the lease or at the end of the lease by applying a portion of the rental payments made by the customer to the purchase price of the equipment. The Company believes that its ability to provide a wide range of rental, leasing and purchase options provides it with a competitive advantage over other providers of analytical instruments.

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

     The Company recently implemented a Business-to-Business electronic commerce web site, www.lincquantum.com. This industry state-of-the-art web site allows users to access marketing, sales, and support information through a variety of subject links. In addition, all core products can be accessed in the Product Store where over 1,300 product line items are available with part number, product description, US list price, and in many cases, with brochures, tech notes, site prep guides, etc., available for download. Systems can be configured and added to a shopping cart and the final configuration can be submitted for a quotation or a direct sale order. Lease quotes on customer configured systems can be accomplished through a built-in calculator for estimates of the monthly rate and followed up on by an inside sales representative after submission. The Company believes this development will have a major impact with both its customers and vendors and will enhance overall profitability.

     The Company recently expanded its Distribution activities through the acquisition of the business and assets of Internet Finance and Equipment, Inc., a distributor and lessor of telecommunications and networking equipment. The Company is now conducting this business as LINC IF+E. This business was acquired by the Company in August 1999 and based in Charlotte, North Carolina. It is a distributor and lessor of internet access equipment manufactured by several companies. This acquisition has further enhanced the synergies between the Company's Vendor Finance and Rental and Distribution activities.

     Operations. When the Company's LINC Quantum Analytics Division sells new analytical instruments, the equipment is subject to a manufacturer's warranty. When the Company sells used analytical instruments, it typically reconditions the equipment and provides a 90-day warranty. When the Company rents such instruments, it exchanges any instruments requiring service with units from its centralized inventory or provides for on-site service from the manufacturer or an independent service organization. The Company maintains its rental inventory and customizes analytical instruments to meet its customers' needs through a complete repair and reconditioning facility.

     The Company's LINC Quantum Analytics Division utilizes a combination of proprietary software and software licensed to it by a third party in its rental and distribution activities. All items in the Company's Rental and Distribution inventory are separately bar-coded and tracked. Its systems permit users to access information regarding account history, current activity, status of items in its inventory, utilization, pricing, billing and collections on-line. The Company believes that the long-term experience of it and its management in utilizing these systems provides it with the ability to rapidly respond to customer inquiries and a high level of control over its rental inventory.

     LINC Internet Finance + Equipment

     The operations of the LINC IF+E Division, acquired in August 1999, are conducted separately from those of the LINC Quantum Analytics. LINC IF+E distributes and leases Internet access equipment, routers, networking, telecommunications and other information technology equipment manufactured by such companies as Lucent Technologies, Cisco Systems and 3-Com directly and through its web site, www.internetfinance.com, to Internet service providers, competitive local exchange carriers and other companies engaged in e-commerce, and also re-markets used Internet access equipment through its auction web site, www.ispconsign.com.

Vendor Finance

     General. As part of the sale of its healthcare equipment leasing and portfolio acquisition and servicing businesses in October 1994, the Company entered into the Non-Compete Agreement that effectively restricted the Company from originating leases other than to emerging growth companies until September 1997. On September 29, 1997 this Non-Compete Agreement expired and the Company began to develop a Vendor Finance business unit.

     Acquisitions. The Company has focused on acquiring smaller leasing companies that appeared to have potential to grow significantly. These acquisitions have been intended to give the Company significant vendor relationships that the Company can leverage in its other three business segments.

     Since the expiration of the Non-Compete Agreement the Company has acquired four leasing companies or substantially all their business assets which fit the parameters of its acquisition strategy. These leasing company acquisitions compliment the Company's core competencies in customizing lease financing arrangements to respond to the needs of vendors and equipment end-users, and in training the vendor's staff in the use of the Company's lease financing products to provide an additional flow of financing volume.

     Comstock Leasing Inc. In February 1998 the Company acquired Comstock Leasing Corporation ( Comstock ), a small-ticket lessor with offices in Minneapolis and San Francisco to create the LINC Comstock Division of the Company ( LINC Comstock ). LINC Comstock supports third-party brokers and vendors as a lessor of a variety of equipment, including office-based information technology equipment. The majority of its lease volume is concentrated in Minnesota and California. The average lease transaction has an original equipment cost of $25,000.

     Monex Leasing, Ltd. In March of 1998, the Company acquired substantially all the assets of Monex Leasing, Ltd. ( Monex ), a vendor-driven equipment lessor headquartered in Houston, Texas to create the LINC Monex Division of the Company ( LINC Monex ). LINC Monex works with distributors and vendors of telecommunications, business and medical equipment, primarily in Texas and the Southwest.

     LINC Monex originates leasing volume primarily through its direct relationships with vendors and distributors. Vendors are motivated to promote leasing since LINC Monex will pay the vendor immediately for the equipment and then service the lease with the end user, alleviating the vendor's concerns regarding payment from the end user. The vendor's salespeople often find that monthly lease payments over time are less daunting to a customer than paying the full purchase price up front and therefore rely on leasing to increase their sales volumes. The average lease has an original equipment cost of $25,000.

     Spectra Precision Credit Corp. The Company acquired substantially all of the assets and business of Spectra Precision Credit Corp. ( Spectra Credit ) in June 1998, including its $34.7 million lease portfolio. Prior to the acquisition, Spectra Credit was the finance subsidiary of Spectra Precision, Inc. ( Spectra Precision ), a division of Sweden-based Spectra Precision Group, an international manufacturer of laser-based leveling, alignment and surveying instruments and software used in the construction, agricultural and surveying markets. As part of the acquisition, the Company and Spectra Precision entered into a seven-year vendor agreement in which the Company will have exclusive rights to provide financing services to Spectra Precision's clients in the United States, Canada, and Europe.

     The acquisition of Spectra Credit which has become the LINC Vendor Services Division of the Company ( LINC Vendor Services ) expanded the Company's vendor financing business, introduced the Company to new equipment and end-user markets, and provided an international presence for the Company with LINC Vendor Service's office in the United Kingdom. Through its formal agreement with Spectra Precision, LINC Vendor Services provides a comprehensive array of leasing options, progress payment programs, floor plan financing and rental services to 24 direct sales offices and more than 140 dealer/distributors of Spectra Precision's products in the United States, Canada and the United Kingdom. The leases originated by LINC Vendor Services have an average original equipment cost of $18,000.

     LINC Vendor Services has increased its leasing volume by establishing additional leasing programs with distributors in other niche industries such as medical and dental, broadcasting and telecommunications, and materials handling equipment. The Company targets middle-market manufacturers that do not have existing finance programs and works with these companies in developing strategies that will increase unit sales and margins. As part of these efforts, LINC Vendor Services provides the manufacturers with inventory management assistance that focuses on business growth and sales seminars aimed at developing more effective salespeople through reduced sales cycles, increased selling efficiencies, and wider margins.

     Connor Capital Corporation. In January 1999, the Company acquired Connor Capital Corporation ( Connor ), located in Chicago to form the LINC Connor Division of the Company ( LINC Connor ). LINC Connor specializes in captive vendor finance programs, primarily in the machine tool, printing and woodworking industries.

     Vendor Finance lease fundings increased to $168.1 million in 1999 from $48.0 million in 1998. During the fourth quarter the Company commenced the consolidation of certain of its Vendor Finance activities into its Chicago headquarters in order to increase operating efficiencies and to more effectively implement an Internet based leasing e-commerce system (e-LINC online.com) as well as an automated credit scoring system for smaller transactions.

     In March 2000, the Company ceased originations of new leases in LINC Connor. Currently, the Company is in discussions to sell or refinance components of its other Vendor Finance business marketing units and to use the proceeds to reduce borrowings under the Loan Agreement and to reduce outstandings under the CP Conduit Facility as well as to provide additional liquidity. The Company's strategy of selling or refinancing components of its Vendor Finance business is subject to approval from its lenders. No assurances can be made that the secured creditors will allow the Company to implement its plans. In the event that the Company is unable to sell individual leasing business units and related elements of its lease portfolio, the Company may further downsize its Vendor Finance business.

     As a result of the operating results of its Vendor Finance activities and re-evaluation of the expected future cash flows from these activities, the Company recognized an impairment of the goodwill related to certain of its Vendor Finance companies and charged off $13.9 million in 1999.

Lease Portfolio

     Equipment Type. The following table sets forth the Company's percentage of net investment in direct finance leases and loans and the net book value of operating leases, including leases securitized, as of December 31, 1999, by equipment type:

                                                                                                      % Of Portfolio
Equipment Type                                             Examples
Point-of-Sale Devices        Credit card verification equipment                                             18.7%
Production & Machine
   Tools                     Pharmaceutical manufacturing, labeling and dispensing equipment                18.3
Information Systems          Personal computers, area networks and workstations                             18.1
Laser Surveying &            Laser-based leveling and alignment instruments, machine control
   Construction                 systems, and surveying instruments                                          11.6
Telecommunications           Microwave transmitters, multiplexing equipment and telephone
                                Systems                                                                      9.9
 Medical                     X-ray machines, infusion pumps and surgical equipment                           6.4
 Furniture and Fixtures      Medical and other office furniture                                              6.2
Analytical Instruments       Gas and liquid chromatographs and mass spectrometers                            6.0
 Miscellaneous               Various equipment accessories and other                                         4.8
                                  Total                                                                  ---------
                                                                                                           100.0%
                                                                                                         =========

     Terms of Equipment Leases. Substantially all equipment leases originated by the Company are full pay-out net leases with specified non-cancelable terms ranging from three to six years. The essential terms and conditions of all of the Company's leases are substantially similar. In most cases, the lessees are contractually required to: (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard forms of leases provide that in the event of a default by the lessee, the Company can require payment of liquidated damages and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion. Any additions, modifications or upgrades to the equipment, regardless of the source of payment, are typically automatically incorporated into and deemed a part of the equipment financed.

     Residual Values. Residual equipment values on the Company's balance sheet as of December 31, 1999 totaled approximately $20.8 million. The Company's experience in remarketing equipment and conservative policies toward estimating residual values has resulted in the Company consistently recognizing gains on the remarketing of leased equipment on a historical basis. During 1999, the Company recognized gains from residual values of approximately $1.3 million.

     Equity Participation Rights Held in Select Growth Finance Lessees. The Company frequently receives warrants or other equity participation rights from Select Growth Finance Lease clients in connection with its leases to them. Such warrants or equity rights entitle the Company to purchase common stock or other equity securities of the client at a price generally based on the most recent price paid by the client's private equity investors. The Company typically obtains the rights to have such shares included in certain registered public offerings of the client's stock. At the time of receipt, the warrant or other equity participation right is recorded by the Company as an investment. The Company recognizes a gain or loss on such securities when sold or when the Company intends to sell such securities in the near term. The Company periodically evaluates its portfolio of equity participation rights and expects to sell its equity participation rights as its portfolio companies mature based on its evaluation of the market trends for the related clients' equity securities. As of December 31, 1999, the Company held equity participation rights in 65 companies, thirteen of which were publicly traded companies. The Company has realized gains of equity participation rights in each year since 1996. During 1999, the Company recognized gains on certain equity participation rights of $1.6 million, approximately $1.1 million of which related to one such company. These results may not be indicative of future performance. Potential gains on both residual values and sale of equity participation rights provide additional sources of revenue to offset the possibility of losses, which may be incurred on Select Growth Finance lessees.

Loss Experience

     The following table sets forth the amount of delinquencies as a percentage of Gross Contract Balance of leases included in the Company's owned and securitized lease portfolio as of the period indicated and net charge-offs as a percentage of the Company's remaining net investment in direct finance leases and loans as of the end of the period indicated. Additionally, the table sets forth the loss reserves provided for on the Gross Contract Balance as well as holdback reserves on portfolio acquisitions as of the end of the period indicated.


                                                                Year Ended December 31,
                                                     -----------------------------------------
                                                           1999          1998           1997
                                                     ------------  ------------   ------------
                                                              (Dollars in thousands)
Select Growth Finance:
        Gross Contract Balance                           $79,980       $75,882        $56,654
        31 - 60 days past due                              1.08%         3.07%         11.31%
        61 - 90 days past due                              0.66%         0.07%              -
        Over 90 days past due                              1.20%         1.52%              -

Portfolio Finance:
        Gross Contract Balance                          $223,538      $175,885        $31,630
        31 - 60 days past due                              2.65%         2.13%          0.39%
        61 - 90 days past due                              1.60%         1.27%          0.18%
        Over 90 days past due                              0.08%         0.20%          0.02%

Rental and Distribution:
        Gross Contract Balance                           $12,450       $10,064         $9,352
        31 - 60 days past due                              6.48%         8.88%         11.70%
        61 - 90 days past due                                  -             -          5.76%
        Over 90 days past due                              0.07%             -          9.98%

Vendor Finance:
        Gross Contract Balance                          $224,253        92,478              -
        31 - 60 days past due                              3.31%         3.37%              -
        61 - 90 days past due                              1.34%         0.61%              -
        Over 90 days past due                              1.70%         1.16%              -

Totals:
        Gross Contract Balance                          $540,221      $354,309        $97,636
        31 - 60 days past due                              2.78%         2.85%          7.81%
        61 - 90 days past due                              1.31%         0.81%          0.61%
        Over 90 days past due                              0.92%         0.73%          0.96%

Net investment in leases and loans owned
     and managed                                        $465,704      $307,843        $84,127

Average net investment in leases and
     loans owned and managed                            $394,628      $242,757        $61,069

Net charge-offs                                           10,104         3,116            171
Net charge-off percentage                                  2.56%         1.28%          0.28%

Allowance for Doubtful receivables included in:
     Net investment in direct finance
       leases and loans                                  $11,918        $3,791         $2,173
     Securitization retained interest                         78         1,808            328
                                                     ------------  ------------   ------------
         Total Allowance                                 $11,996        $5,599         $2,501

Holdback reserves on portfolio acquisitions                2,386         6,104            603
                                                     ------------  ------------   ------------
Total allowance and holdbacks                            $14,382       $11,703         $3,104
                                                     ============  ============   ============

Recourse to Portfolio Finance customers in
   addition to holdback reserves on                  ------------  ------------   ------------
   portfolios acquired                                   $16,665       $10,407           $  -
                                                     ============  ============   ============

Rental Inventory

     Equipment Type. As of December 31, 1999 and 1998, the Company owned and managed an inventory of analytical instruments having an original cost of $27.9 million and $26.0 million, respectively. The Company's inventory of equipment at December 31, 1999 includes over 4,000 items representing more than 500 model types and has an average age of approximately 25 months.

     The following table sets forth the composition of the Company's rental inventory by equipment type as of December 31, 1999:


                                                                                                                  % of
Equipment Type                                        Use                               Price Range             Inventory
--------------                                      ------                            --------------          -------------
Gas Chromatographs               Analysis of evaporated organic compounds          $15,000         $20,000        50.3%
Mass Spectrometers               Separation and analysis of organic compounds       50,000          60,000         15.2
Liquid Chromatographs            Analysis of dissolved organic compounds            15,000          50,000         17.9
Atomic Absorption Systems        Analysis of metals                                 25,000         125,000          3.7
Spectrace                        Analysis of organic vapor                          50,000          60,000          2.9
Accessories                      Accessories and automatic samplers                  8,000          12,000         10.0
                                                                                                  Total           ------
                                                                                                                  100.0%
                                                                                                                  ------


     Customers. The following table sets forth the Company's percentage of 1999 revenues from the rental and sale of analytical instruments by customer industry:

        Type Of Customer                         % of Revenue
       -----------------                        --------------
        Environmental                                32.4%
        Manufacturing                                12.3
        Chemical                                     11.1
        Pharmaceutical                                9.8
        Government                                    9.1
        Medical                                       6.2
        Research                                      5.6
        Food                                          4.3
        Other                                         9.2
                                                    ------
            Total                                   100.0%
                                                    ------

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

Capital Resources and Securitizations

     In addition to the issuance of equity securities, the Company funds its activities through a senior, secured revolving credit facility provided by a group of banks (the Loan Agreement ), commercial paper conduit securitization facilities, the term issuance of securitized lease backed instruments and partial-recourse and non-recourse financing arrangements provided by various institutions.

     As of December 31, 1999, the Company had $117.0 million available for borrowing under the Loan Agreement, of which the Company had borrowed $99.7 million, with a weighted-average interest rate of 7.65%. In January 2000, the amount available under the Loan Agreement was reduced to $107.0 million and the facility was renewed through December 31, 2000. However, in March 2000, the Company became aware that, at December 31, 1999, it was in violation of certain of the covenants under the Loan Agreement, which it reported to its lenders. As a result of such discussions, the Company's lenders' severely limited the Company's ability to borrow.

     The Company, through a special purpose subsidiary, has a commercial paper conduit securitization facility available in an amount of $289 million (the CP Conduit Facility ). At December 31, 1999, $141 million of the CP Conduit Facility was utilized. The terms of the CP Conduit Facility permit the financing of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities. The lease receivables and leased equipment are first sold to a special purpose entity, which then sells the receivables and pledges a security interest in the equipment to the financing parties, with limited recourse to the Company.

     In July 1999, the Company completed a term securitization in the amount of $237 million (the July Term Securitization ). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company.

     The Company also arranges  structured  financings in which the  receivables from individual leases or portfolios of leases are sold to financial institutions or pledged as collateral for a loan from these institutions, which also receive a security interest in the leased equipment. These structured financings are done on a non-recourse or limited recourse basis.

     The Company's financing objective is to maximize the spread between the yield received on its leases and its cost of funds by obtaining favorable terms on its various financing transactions. As a result of the Company's established track record in the specialty finance industry, the Company believes that terms of its Loan Agreement and its securitization facilities are comparable to the terms obtained by other companies in its industry of similar size and credit characteristics.

     On January 31, 2000, in order to provide additional capital to the Company and to satisfy conditions established by its lenders to obtain a renewal of its Loan Agreement facility, the Company entered into an agreement to issue $5,625,000 of 8% Series A Cumulative Redeemable Preferred Shares (the Series A Preferred Stock ) on February 1, 2000.

     The Company is currently not in compliance with certain covenants under the Loan Agreement, the CP Conduit Facility and certain covenants under the terms of agreements relating to the July Term Securitization. The Company is in discussions with the lenders under the Loan Agreement, the liquidity providers under the CP Conduit Facility and appropriate parties related to the July Term Securitization regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been substantially curtailed. In the event that the Company is unable to successfully obtain such a forbearance from these secured creditors for a period that enables it to sell individual leasing businesses and elements of its lease portfolio, the Company may not be able to continue some or all of its business and may be required to seek protection under the Bankruptcy Code. No assurances can be made as to the Company obtaining such forbearances, that lease originations will commence at a level to support the operations of the Company, or that the secured creditors will allow management to implement various strategic plans. In addition, even if the Company was to successfully obtain such forbearance and successfully sell individual leasing business units and elements of its lease portfolio, there can be no assurance that the proceeds of such sales will provide the Company with sufficient liquidity to continue its remaining operations. For further information, see Dependence on External Financing in Forward-Looking Statements and Associated Risks and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Employees

     As of March 30, 2000, the Company employed 196 people on a full-time basis. Sixty-one personnel were involved in marketing and sales, 130 were in lease and rental processing, servicing and administrative support and five were corporate executive employees. No employees of the Company are represented by a labor union.

     Executive Officers and Directors of the Registrant

     The executive officers and directors of the Company, their ages as of December 31, 1999, and their backgrounds are as follows:

      Name                      Age                        Position
    -------                   -------                    ------------
Martin E. Zimmerman             62       Chairman of the Board and Chief Executive Officer(1)
Robert E. Laing                 55       President, Chief Operating Officer and Director
Allen P. Palles                 59       Executive Vice President, Chief Financial Officer and Director
William F. DeMars               50       Senior Vice Presiden-Select Growth Finance
William J. Erbes                49       Senior Vice President-Vendor Finance
Gerard M. Farren                58       Senior Vice President-Rental and Distribution
Mark A. Arvin                   52       Senior Vice President, Finance
Stanley Green                   61       Director
Curtis S. Lane                  43       Director
Terrence J. Quinn               48       Director
___________
(1)  As of March 31, 2000 Mr. Zimmerman resigned as Chief Executive Officer.

     Martin E. Zimmerman served as Chairman of the Board and Chief Executive Officer of the Company until March 31, 2000. Mr. Zimmerman resigned as Chief Executive Officer of the Company on March 31, 2000 and continues as non-executive Chairman of the Company's Board of Directors. Mr. Zimmerman founded the Company in 1975 and has served as Chairman of the Board and Chief Executive Officer since the formation of the Company. From October 1994 until October 1996, he also served as President and Chief Executive Officer of LINC Anthem and, after the sale of LINC Anthem to Newcourt, its subsidiary Newcourt LINC Financial Inc. ("Newcourt LINC"). Before founding the Company, Mr. Zimmerman founded and served for seven years as President of Telco Marketing Services, Inc., a leader in the hospital equipment leasing field and the first independent dealer in used medical equipment. Mr. Zimmerman earned a B.S. degree in electrical engineering from M.I.T. in 1959 and an M.B.A. in finance from Columbia University Graduate School of Business; where he was a Kennecott Copper Fellow and McKinsey Scholar in 1961.

     Robert E. Laing serves as President and Chief Operating Officer and Director of the Company. Mr. Laing joined the Company in 1991 when it acquired his analytical instruments rental and distribution business and has served as President, Chief Operating Officer and Director of the Company since 1994. Prior to founding such business in 1989, he was employed for 17 years by U.S. Leasing in various capacities, including Executive Vice President and Group Executive, Retail Group, President of U.S. Instrument Rental and Distribution, Chief Executive Officer of U.S. Portfolio Leasing and Chief Operating Officer of U.S. Fleet Leasing. Previously, he held marketing positions with Data Action Corporation and IBM Corporation.

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

     William F. DeMars serves as Senior Vice President-Select Growth Finance of the Company. Mr. DeMars joined the Company in April 1998. Before joining the Company, Mr. DeMars spent six years as Executive Vice President and Chief Operating Officer of a manufacturing company. From 1973 to 1991, Mr. DeMars held various positions with Marine Midland Bank, most recently as senior vice president.

     William J. Erbes serves as Senior Vice President-Vendor Finance of the Company. Mr. Erbes joined the Company in 1993 and served as Senior Vice President-Business Development from 1995 to 1998. In January 1999 he was promoted to his current position. Before joining the Company, he was President of Narco Medical Services, Inc. and Senior Vice President of Medirec Inc., a leading medical equipment rental company.

     Gerard M. Farren serves as Senior Vice President-Rental and Distribution of the Company. Dr. Farren joined the Company in 1991 when the Company acquired its analytical instrument rental and distribution business and has served in his current position since that time. Previously, he was Senior Vice President and General Manager of U.S. Analytical Instruments, Inc., a division of U.S. Leasing, and worked with The Perkin-Elmer Corporation in product development and sales management. Dr. Farren earned a Ph.D. in physical chemistry from Ireland's Northern University.

     Mark A. Arvin serves as Senior Vice President, Finance of the Company. Mr. Arvin joined the Company in December 1998. Before joining the Company, over the prior six years Mr. Arvin was a co-founder and co-owner of three companies specializing in leasing and equipment finance. From 1988 to 1992, he was Executive Vice President and Chief Financial Officer of Meridian Leasing Corporation. Prior to 1988, he was a Partner with the public accounting firm of KPMG LLP.

     Stanley Green serves as a Director of the Company and is a member of the Company's Office of the Chairman. Mr. Green was Senior Vice-President of PacifiCorp Capital Corporation from 1987 until 1992. Mr. Green served as President of Thomas Nationwide Computer Corporation, a company he founded, until 1987 when it was sold to PacifiCorp Capital Corporation. He is also an officer and Director of BioSterile Technologies, Inc. and Thomas Computer Corporation and has been employed by M.A. Berman and Co. from 1986 through December 31, 1999. He has served as a Director of the Company since 1996.

     Curtis S. Lane serves as a Director of the Company. Mr. Lane is a Partner of Evercore Partners, Inc., a private equity fund. From 1985 to 1998 he was a Senior Managing Director of Bear, Stearns & Co., Inc. and head of its healthcare investment-banking group. He has served in various investment banking capacities with Bear, Stearns & Co., Inc. and also served on the board of directors of Bear, Stearns & Co., Inc. He has served as a Director of the Company since 1989.

     Terrence J. Quinn serves as a Director of the Company and is a member of the Company's Office of the Chairman. Mr. Quinn is President and Chief Executive Officer of Quinn Capital Services, Inc., a financial advisory firm and President of LFC Capital, Inc., a company controlled by Martin E. Zimmerman, Chairman and Chief Executive Officer of the Company. From March 1991 until December 1993, he was President of the Company. Previously, he was President of Medirec, Inc., Matrix Leasing International Inc. and Churchill Capital Partners, L. P., a subordinated debt fund. He has served as a Director of the Company since 1991.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the SEC ). Officers, directors and greater than ten percent beneficial owners also are required, by rules promulgated by the SEC, to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such Section 16(a) forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 1999 all of its officers, directors and greater than ten percent beneficial owners complied with Section 16(a) filing requirements applicable to them.

Forward-Looking Statements and Associated Risks

     This Form 10-K contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-K, the words and phrases "expects", "intends", "believes", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties described below. In light of these risks and uncertainties, there can be no assurance that the performance and results referred to in the forward-looking statements contained herein will in fact occur.

     Dependence on Creditworthiness of Lessees

     The Company provides financing to emerging growth companies through its Select Growth Finance Leasing activities and to smaller and mid-sized businesses through it Portfolio Finance and Vendor Finance activities. Leasing to emerging growth companies and to small businesses presents a greater risk of non-performance than leasing to well-established or larger companies, which are generally more creditworthy and more readily able to utilize other sources of financing. The Company has in the past and may in the future suffer losses as a result of such risk of non-performance. Beginning in the third quarter of 1999, the Company experienced significantly greater credit losses in each of its activities than in recent prior periods. While the Company believes that its allowances for credit losses are adequate to provide for future losses in its current lease portfolio, no assurances can be made that future events, including, but not limited to such events as economic downturns and deterioration of credit worthiness of existing lessees will not result in the need for additional provisions for credit losses relating to such portfolio.

     The recourse and holdback provisions included in the terms of lease portfolio purchase and financing agreements mitigate, but do not eliminate the economic risk of the purchased lease portfolios. The failure of the Company's lessees to perform under their leases or the failure of the sources of lease portfolios to perform under their recourse obligations could result in leases becoming ineligible for funding under the Loan Agreement and commercial paper conduit facilities. Excessive delinquencies and defaults would adversely affect the Company's ability to obtain funding and therefore it's financial condition and results of operations. No assurance can be given that the Company's experience, criteria or procedures, will afford adequate protection against such risks.

     Dependence on Capital

     The Company's activities are capital intensive and require access to a substantial amount of capital to fund new equipment leases. During 1999 and in the first quarter of 2000,the Company was unable to obtain additional capital to continue its prior rate of growth. As a consequence the Company does not expect to be able to continue to operate its business as it has been previously conducted. While the Company expects to refocus its business activities on its Rental and Distribution business, the Company's ability to successfully accomplish this objective is dependent on its lenders approval of a plan and its ability to successfully sell a portion of its leasing businesses and segments of its lease portfolios in order to pay down debt under the Loan Agreement and the CP Conduit Facility and provide additional liquidity. Furthermore, the Company is currently not in compliance with certain covenants under the Loan Agreement, the CP Conduit Facility and the July Term Securitization. The Company is in discussions with the lenders under the Loan Agreement, the liquidity providers under the CP Conduit Facility and appropriate parties related to the July Term Securitization regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. In the event that the Company is unable to successfully obtain such a forbearance from these secured creditors for a period that enables it to sell individual leasing businesses and elements of its lease portfolio, the Company may not be able to continue some or all of its business and may be required to seek protection under the Bankruptcy Code. No assurances can be made as to the Company obtaining such forbearances, that lease originations will commence at a level to support the operations of the Company, or that the secured creditors will allow management to implement various strategic plans. In addition, even if the Company was to successfully obtain such forbearance and successfully sell individual leasing business units and elements of its lease portfolio, there can be no assurance that the proceeds of such sales will provide the Company with sufficient liquidity to continue its remaining operations.

     Dependence on External Financing

     The Company funds substantially all of the equipment leases that it acquires or originates as well as its rental and distribution inventory through a combination of its Loan Agreement, CP Conduit Facility, term securitizations and partial-recourse and non-recourse loans and sales of lease receivables. The Company depends on the pooling of leases in securitizations (in which the receivables are first sold to a special purpose entity which then sells or pledges the receivables to the financing parties on a limited recourse basis) such as the July Term Securitization or other structured financings (in which receivables are sold or pledged directly to the financing party on a limited recourse basis) for refinancing of amounts outstanding under it Loan Agreement and to obtain liquidity in its CP Conduit Facility. Any adverse impact on the Company's ability to complete securitizations, or to otherwise permanently finance its leases, could have a material adverse effect on the Company's ability to obtain or maintain financing facilities or the amount available under such facilities. Any failure by the Company to successfully obtain a forbearance from enforcement of remedies under the Loan Agreement, the CP Conduit Facility and the July Term Securitization and to subsequently renew its existing Loan Agreement or obtain additional facilities or other financings with pricing, advance rates and other terms consistent with its existing facilities could result in the Company's inability to effectively downsize its operations and refocus its activities on its Rental and Distribution business and will have a material adverse impact on the Company's financial condition and its ability to continue as a going concern.

     In general, the recourse to the Company as a result of a securitization transaction is limited to the repurchase of receivables upon breach of the representations and warranties made by the Company with respect to such receivables when they were transferred to the special purpose entity and the financing parties. However, the Company will generally retain the residual interest in the financing entity, which represents the right to receive any excess cash flows after payment of the obligations on the securities issued in the securitization. The Company's right to receive this excess cash flow will generally be subject to certain conditions specified in the securitization documents, which are intended to provide additional credit enhancement to holders of the securities issued in the securitization. The owner of the residual interest generally bears the risk of loss on the entire portfolio of securitized receivables, and fluctuations in charge-off rates and other factors could have a material adverse effect on the Company's ability to fully recover such residual interest and could have a material adverse effect on the Company's financial condition and results of operations. In the event that the Company is unable to successfully complete a forbearance agreement under the CP Conduit Facility or the July Term Securitization or to successfully renegotiate their terms and conditions, the cash flow available to the Company relating to its residual interest and its servicing rights under such facilities will be delayed and possibly impaired. This delay and potential impairment will have a material adverse impact on the Company's financial condition and its ability to continue as a going concern.

     Interest Rate Risk

     Leases originated or acquired by the Company are non-cancelable and require payments to be made by the lessee at fixed rates for specified terms. The rates charged by the Company are based on interest rates prevailing in the market at the time of lease commencement or acquisition. Until the Company's leases are securitized or otherwise sold or permanently financed, the Company generally funds such leases under its Senior Credit Facility or from working capital. Should the Company be unable to securitize or otherwise sell or permanently finance leases with fixed rates within a reasonable period of time after funding, the Company's operating margins could be adversely affected by increases in interest rates under its Senior Credit Facility. The Company expects to undertake to hedge against the risk of interest rate increases when its equipment lease portfolio exceeds certain amounts. As of December 31, 1999, the Company entered into interest rate swap or cap agreements with respect to all lease receivables sold under its conduit facility and term securitization. Such hedging activities limit the Company's ability to participate in the benefits of lower interest rates with respect to the hedged portfolio of leases. In addition, there can be no assurance that the Company's hedging activities will completely insulate the Company from interest rate risks. At December 31, 1999, the Company had $99.7 million in loans outstanding that were not fixed rate loans or otherwise protected against interest rate risks.

     Risks Related to Residual Values

     The Company retains a residual interest in the equipment covered by certain of its leases. The estimated fair market value of the equipment at the end of the contract term of the lease, if any, is reflected as an asset on the Company's balance sheet. The Company's results of operations depend, to some degree, upon its ability to realize these residual values. Realization of residual values depends on many factors, several of which are outside the Company's control, including general market conditions at the time of expiration of the lease, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment, the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term and the effects of any additional or amended government regulations. If, upon the expiration of a lease, the Company sells or refinances the underlying equipment and the amount realized is less than the recorded value of the residual interest in such equipment, a loss reflecting the difference will be recognized as a loss and could have a material adverse effect on the Company's financial condition and results of operations.

     Risks Related to Equity Participation Rights

     The Company frequently obtains warrants or other equity participation rights in its Select Growth leasing clients in connection with leases to them. At the time of receipt, the warrants or other equity participation rights are recorded as investments. The Company recognizes a gain or loss on such securities when they are sold or classified as trading securities. Fluctuations in the market price of such rights or the underlying securities and the timing of the exercise or sale of such rights or the underlying securities may result in significant fluctuations in the Company's operating results. Failure of the Company to realize gains from their sale may have an impact on the future earnings of the Company.

     Risks Related to Utilization of Rental Portfolio

     The profitability of the Company's Rental and Distribution activities depends, in part, on the demand for the rental and sale of specific items in the Company's Rental and Distribution inventory and the cost of maintaining inventory in ready to use condition. In addition, the Company's rentals of analytical instruments are generally of short duration and the Company's ability to profit from its investment in analytical instruments held for rental is dependent in large part on its ability to continue to rent or profitably sell such equipment. A decline in the demand for such equipment or failure to rent or profitably sell such equipment could have a material adverse effect on the Company's financial condition and results of operations.

     Dependence on Vendor Relationship

     A material portion of the Company's revenue and net income from it Rental and Distribution activities depends on it relationship with Agilent Technologies as a distributor. In 1999, approximately 87% of the Rental and Distribution business unit revenues were derived from the rental, leasing and sales of analytical instruments manufactured by Agilent Technologies. However, the net profits from sales of Agilent Technologies products represented a smaller percentage of the Company's overall net profits. The Company's agreement with Agilent Technologies is renewable annually and the current term expires on September 30, 2000. In event that the Company's relationship with Agilent Technologies was to be terminated, such failure could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

     Economic Conditions

     For the past few years, the Company has been operating in a favorable economic environment. Any decline in economic conditions in the United States in the future may have an impact on the ability of the Company's lessees to make their lease payments and therefore on the rate of lease defaults and charge-offs. The Company's financial condition and results of operations would consequently be adversely impacted.

     Fluctuations in Quarterly Results

     The Company has in the past and may in the future experience significant fluctuations in quarterly operating results due to a number of factors, including, among others, the timing and volume of sales of lease receivables, the timing of realization of residual values, fluctuations in the market values of trading securities, the sale of equity participation rights, and special charges such as additional provisions for credit losses. As a result of the fluctuations, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

     Concentration of Ownership

     Mr. Zimmerman and members of his family beneficially own (including shares held by other members of management for which Mr. Zimmerman holds proxies) approximately 49.8% of the outstanding shares of Common Stock of the Company. Mr. Zimmerman and members of his family beneficially own approximately 28.2% of the outstanding shares of Series A Preferred Stock of the Company and the related detachable warrants. Accordingly, these stockholders will have the ability to control or significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

Item 2.  Properties

     The Company's principal executive offices and its Select Growth Finance, Portfolio Finance, and a substantial portion of Vendor Finance activities are located at 303 East Wacker Drive, Chicago, Illinois 60601 and occupy approximately 44,000 square feet of office space. This space is occupied under a lease, which expires on June 30, 2006. An unrelated third party has committed to sublease 8,200 square feet of this space through June 30, 2006. The Company's Rental and Distribution activities conducted through it LINC Quantum Analytics Division are located in Foster City, California and occupy approximately 23,500 square feet of warehouse, laboratory and office space under a lease, which expires on May 31, 2002. The Company's IF+E Division operates out of an office located in Charlotte, North Carolina which occupies approximately 1,600 square feet of equipment storage and office space under a lease, which expires on July 31, 2000. The Company expects to relocate its IF+E Division to larger facilities in the third quarter of 2000 to accommodate this division's growth. A portion of the Company's Vendor Finance activities operate out of two full service offices (where marketing, credit analysis, and other functions are performed) located in Minneapolis, Minnesota, and Houston, Texas, which occupy approximately 9,000 to 15,000 square feet of office space and are leased under leases that expire on July 31, 2004 and February 28, 2003, respectively. The Company is in negotiations to terminate the lease of facilities in Minneapolis, Minnesota. The Company believes that its current corporate headquarter facilities are surplus to its existing requirements and is seeking to sublease these facilities and anticipates relocating to more suitable space during the second half of 2000.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or of which any of its property is the subject. The Company is currently in default of certain of its obligations relating to the acquisition of one of its Vendor Finance origination units and has been threatened with litigation as a consequence of such default.

Item 4.  Submission of Matters to Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     Part II

Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
        Matters

     Price Range of Common Stock

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LNCC". The following table sets forth for the periods indicated the high and low sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

            1999                                     High                Low
           ------                                   -------             ------
        First Quarter                               $10.13              $7.50
        Second Quarter                               $9.75              $7.38
        Third Quarter                                $9.63              $3.88
        Fourth Quarter                               $6.88              $4.00

            1998
          -------
        First Quarter                               $18.75             $16.50
        Second Quarter                              $20.50             $16.25
        Third Quarter                               $18.75              $8.00
        Fourth Quarter                               $9.63              $6.00


     At March 30, 2000, there were approximately 35 holders of record of the Common Stock. The Company believes that the beneficial ownership of the Common Stock is substantially greater than the number of holders of record.

     Dividend Policy

     The Company did not pay any dividends in 1999 or 1998. The Company intends to retain earnings for use in the operation of its business and therefore does not anticipate declaring any cash dividends on its common stock in the foreseeable future. The payment of dividends on common stock, if any, will be made at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future earnings, operations, capital requirements and financial condition, as well as general business conditions and other factors. The Senior Credit Facility also contains provisions limiting the Company's ability to pay dividends.

     The Series A Preferred Stock issued on February 1, 2000 accrues dividends at 8% per annum through December 31, 2000, 10% from January 1, 2001 through December 31, 2001, and 12% thereafter. Payment of the dividends is subject to declaration of the Board of Directors.

     The Company is precluded from paying dividends on its common or preferred stock while it is in violation of its Loan Agreement.

     Recent Sales of Unregistered Securities

     On March 31, 1999, the Company issued 16,176 shares of Common Stock, valued at $7.63 per share, to the former owner of Monex Leasing, Ltd. as part of the consideration for the acquisition of Monex Leasing Ltd., which was exempt from registration under the Securities Act of 1933 pursuant to Section 4 (z).

Item 6.  Selected Financial Data

     The selected financial data set forth below should be read in conjunction with the Company's Financial Statements and related notes thereto and with Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                    1999           1998            1997            1996           1995
                                                -------------  -------------   -------------   -------------  -------------
                                                                  (In thousands, except per share data)
Statement of Operations Data:
Revenues:
     Sales of equipment                              $34,941      $32,929        $23,131         $22,595         $13,852
     Direct finance lease income                      33,438       12,300          5,981           3,055           1,467
     Interest income                                   3,573        2,194            877             283              47
     Rental and operating lease revenue               10,942        9,412          7,492           7,034           9,043
     Servicing fees and other income                   6,603        3,792          2,026           2,376           3,168
     Gain on sale of lease receivables                 1,284        6,839            880               -               -
     Gain on equipment residual values                 1,321        1,752            860             450              44
     Gain on equity participation rights               1,603        3,824            430             263               -
                                                  ------------  ----------    -----------     ----------       ---------
     Total revenues                                   93,705       73,042         41,677          36,056          27,621
                                                  ------------  ----------    -----------     -----------      ---------

Expenses:
     Cost of equipment sold                           28,526       26,789         18,549          18,242          11,477
     Selling, general and administrative (net)        23,790       17,824          8,973           8,008           7,524
     Interest                                         24,686        8,956          4,298           2,545           1,750
     Depreciation of equipment                         7,273        6,073          4,226           3,647           4,054
     Amortization of intangibles                       1,428          502            280             226             212
     Provision for credit losses                      15,966        5,280          1,253             749           1,060
     Impairment loss on assets                        14,177            -              -               -               -
     Restructuring charges                               700            -              -               -               -
                                                  ------------  ----------  -------------   -------------     -----------
     Total expenses                                  116,546       65,424         37,579          33,417          26,077
                                                  ------------  ----------  -------------   -------------     -----------

Earnings (loss) from continuing operations
     before provision for income taxes and
     minority interest                              (22,841)        7,618          4,098           2,639           1,544
Income tax expense (benefit)                         (1,307)        3,024          1,627           1,084             747
                                                  ------------  ----------  -------------   -------------     -----------

Net earnings (loss) from continuing operations
     before minority interest                       (21,534)        4,594          2,471           1,555             797
Minority interest                                         -             -           (13)           (120)              34
                                                  ------------  ----------  -------------   -------------     -----------
Net earnings (loss) from continuing operations    $ (21,534)      $ 4,594        $ 2,458         $ 1,435         $   763
                                                  ============  ==========  =============   =============     ===========

Net earnings (loss) from continuing
    operations per common share:
     Basic                                       $    (4.10)  $       .89    $       .73    $        .48     $      0.25
     Diluted                                          (4.10)          .86            .72             .45            0.25
Shares used in computing net income
     per common share:
     Basic                                             5,254        5,171          3,372           2,991           3,006
     Diluted                                           5,254        5,347          3,397           3,162           3,103

Dividends declared per common share                        -            -              -     $       .26               -



                                                                         Years Ended December 31,
                                                ---------------------------------------------------------------------------
                                                      1999           1998            1997            1996           1995
                                                -------------  -------------   -------------   -------------  -------------
                                                                              (In thousands)
Operating Data:
Leasing:
     Lease fundings:
        Select Growth Finance                        $36,005      $52,405        $32,568         $16,604         $16,320
        Portfolio Finance                            119,376      146,051         39,671           1,795               -
        Rental and Distribution (1)                    9,645        6,916          7,001           5,674           4,159
        Vendor Finance (2)                           168,101       48,012              -               -               -
                                                --------------  ----------  -------------   -------------   -------------
     Total fundings (1),(2)                         $333,127     $253,384        $79,240         $24,073         $20,479
                                                ==============  ==========  =============   =============   =============

                                                     $27,868      $48,426        $31,170          $5,864          $8,609
     Backlog of unfunded leases (3)
     Leases and loans owned and
        managed  (3)                                 465,704      307,843         84,127          34,554          17,861
     Unearned lease income, net (3)                   74,062       31,847         13,276           6,820           4,333
     Net charge-off percentage (4)                      2.6%         1.3%           0.3%            1.6%            0.8%
Rental and Distribution:
     Net margin on sales of equipment                  18.4%        18.6%          19.8%           19.3%           17.1%
     Equipment held for rental and
        operating leases, net (3)                    $26,115      $30,659        $22,007         $15,048         $18,500



                                                                                  As of December 31,
                                                  ---------------------------------------------------------------------------
                                                      1999           1998            1997            1996           1995
                                                  -------------  -------------   -------------   -------------  -------------
                                                                              (In thousands)
Balance Sheet Data:
Net investment in direct finance leases and
    loans                                           $436,820     $164,970        $67,653            $34,778         $17,861
Equipment held for rental and operating
     leases, net                                      26,115       30,659         22,007             15,048          18,500
Securitization retained interest                         444       17,026          3,017                  -               -
Total assets                                         512,888      248,884        108,977             67,200          58,604
Senior credit facility and other senior
     notes payable                                   102,754       96,646         38,117             29,605          31,914
Recourse debt                                          3,898        8,017          2,955              3,361             882
Nonrecourse debt                                     347,352       68,616         17,951              8,276           4,997
Subordinated debentures                                6,059        5,694          5,386              5,127           4,953
Total liabilities                                    491,637      207,443         72,273             53,258          46,411
Stockholders' equity                                 $21,215      $41,441        $36,704            $13,942         $12,193
____________

(1)  Excludes lease portfolios acquired in connection with company acquisition in 1999 of $0.6 million.
(2)  Excludes lease portfolios acquired in connection with company  acquisitions  totaling $10.8 million and $55.7 million for 1999 and 1998, respectively.
(3)  At period end.
(4)  As a percentage of net investment in direct finance leases and loans owned and managed before allowance for doubtful accounts.

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

     Direct Finance Leases. Direct finance leases transfer substantially all benefits and risks of equipment ownership to the lessee. A lease is accounted for as a direct finance lease if the collectibility of lease payments is reasonably certain and it meets one of the following criteria: (i) the lease transfers ownership of the equipment to the lessee by the end of the lease term;
(ii) the lease contains a bargain purchase option; (iii) the lease term at inception is at least 75% of the estimated economic life of the leased equipment; or (iv) the present value of the minimum lease payments is at least 90% of the fair value of the leased equipment at inception of the lease. The present value of the future lease payments and the present value of the residual value are recorded as the initial investment in such leases. This initial investment generally represents the cost of leased equipment. Unearned lease income is equal to the difference between (i) the future lease payments and residual value and (ii) their corresponding present values. Unearned lease income is amortized and recorded as revenue over the term of the lease by applying a constant periodic rate of return to the declining net investment. Initial direct costs incurred in originating leases, such as salaries for marketing personnel and commissions, are capitalized as part of the net investment and amortized over the lease term. The Company records direct finance leases as "net investment in direct finance leases and loans." At the end of the lease, a remarketing gain or loss is recorded to the extent the proceeds of sale or re-leasing of the equipment exceed or are less than the originally estimated residual value. When the Company's Rental and Distribution business unit leases equipment, such leases are accounted for similarly to direct finance leases except that the Company records the sales value of the equipment as revenue and the carrying value as cost of equipment sold, thus recognizing its distribution margin ( sales type leases ).

     In July 1999, the Company completed a term securitization of $237 million. In connection with the term securitization, the Company repurchased certain leases, which had previously been financed in the conduit securitization and removed from the balance sheet. In accordance with generally accepted accounting principles, $93.8 million, the amount of the repurchase price, was restored to the net investment in leases and loans on the balance sheet, including the unearned lease income. (Included in the additional $93.8 net investment was $99 million of gross lease receivables.) Direct finance lease income on the statement of operations includes the amortization of income earned on the net investment of previously sold leases. The difference between the purchase price of the restored leases and the net investment of the restored leases at the time of the term securitization is recorded as an offset to unearned income which is amortized over the life of the term securitization by applying a constant periodic rate of return to the declining net investment and included in direct finance lease income in the consolidated statements of operations.

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

     Rentals and Operating Leases. All rental and lease contracts that do not meet the criteria of direct finance leases or sales type leases are accounted for as operating leases. Terms on rental contracts are shorter than twelve months, while terms on operating leases are longer. Rental and lease payments are recorded as "rental and operating lease revenue." Related equipment is recorded at the Company's cost as "equipment held for rental and operating leases" and depreciated on a straight-line basis. The Company depreciates analytical instruments over a seven-year life, assuming no salvage or residual value at the end of this life. The Company has realized gains from the sale of used analytical instruments each year since the inception of its Rental and Distribution activities. Other leased equipment is depreciated over its estimated useful life to its salvage or residual value.

     Equity Participation Rights. The Company frequently receives warrants or other equity participation rights in connection with leases to Select Growth Finance clients. Such warrants or rights entitle the Company to purchase common stock or other equity securities of the client at a price generally based on the most recent price paid by the client's private equity investors. The Company typically obtains the right to have such shares included in registered public offerings of the client's stock. At the time of receipt, the warrant or other equity participation right is recorded as an investment at cost. The Company recognizes a gain or loss on such securities when sold or when the securities are classified as trading securities. The Company periodically reviews its portfolio of equity participation rights based on its evaluation of the market trends for the related clients' equity securities. The Company expects to sell its equity participation rights as its portfolio companies mature.

     Realization of Equipment Residual Values. Residual values are estimated at the inception of a lease and reviewed periodically over the lease term. Estimated residual values of leased equipment may be subsequently reduced, but not increased. Reductions in estimated residual values are made as the need becomes apparent and are reflected by increased depreciation expense for operating leases or by decreased earned lease income for direct finance leases. When equipment is sold, the net proceeds realized in excess of the estimated residual value are recorded as a "gain on equipment residual values," or the amount by which the estimated residual value exceeds the net proceeds is recorded as a loss. The Company has not had a net loss from the realization of residual values for any quarterly period.

     Servicing Fees. The Company realizes revenue for off-balance sheet lease receivables serviced under the terms of its securitization facility. Additionally, the Company engages in the business of servicing lease portfolios originated by third parties but has not entered into a new agreement to service leases for third parties since December 1994. Revenues from these activities are classified as "servicing fees and other income."

     Securitizations of Lease Portfolios. In a securitization transaction, the Company sells a pool of leases to a wholly-owned special purpose entity, which then transfers or pledges the leases to the lender. The Company generally retains the right to receive any excess cash flows of the special purpose entity. Until October 1, 1998, the Company recognized a gain on the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases sold. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered a non-recourse debt instrument under generally accepted accounting principles. Accordingly, no gain on sale of lease receivables in securitization transactions has been recorded since October 1, 1998.

     Provision for Credit Losses. Each of the Company's activities involves risk of credit loss. Management evaluates the collectibility of the Company's leases and loans based on the creditworthiness of the related lessee or obligor, delinquency statistics, historical loss experience, current economic conditions and other relevant factors. The Company provides a reserve for credit losses at the time that the lease or loan commences and periodically evaluates the reserve based on current delinquency experience and the financial status of its lessees or obligors, as well as any holdbacks or recourse from Portfolio Finance customers that serve as credit enhancement.

         Results of Operations

         1999 Compared to 1998

     Sales of equipment increased to $35.0 million from $32.9 million and cost of equipment sold increased to $28.5 million from $26.8 million due in part to the acquisition of Internet Finance & Equipment, Inc. assets in August 1999 and the development of LINC IF+E which distributes and leases telecommunications, routing and internet enabling equipment. This increase was partially offset by a 2.3% decrease in both sales of analytical instruments and the related cost of equipment sold in the Company's Rental and Distribution business. Net margins on sales of equipment decreased to 18.4% from 18.6% primarily due to lower margins obtained by LINC IF+E compared to margins on the sale of analytical instruments.

     Net direct finance lease income increased to $33.4 million from $12.3 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired portfolios, internal lease originations, and discontinuance of gain-on-sale accounting in October, 1998. Average finance lease receivables outstanding increased 163%. In addition, during the quarter ended September 30, 1999, $99.0 million in lease receivables were repurchased from the Company's commercial paper conduit facility in connection with completion of a term securitization and included in the Company's balance sheet. As a result, commencing in the third quarter of 1999 direct finance lease income for 1999 includes the net amount of the direct finance lease income relating to such repurchased receivables.

     Interest income increased to $3.6 million from $2.2 million, primarily due to an increase in interest-bearing notes receivable held by the Company. Direct finance lease income and interest income, minus interest expense, was $12.3 million, or 33.3% of direct finance lease income and interest income (the
Interest Margin ) compared to $5.5 million, or 38.2%, in the prior year. The decrease in the Interest Margin is due to an increase in interest rates throughout the second half of the year and a decrease in interest income recorded on the Company's securitization retained interest resulting from the repurchase of lease receivables from the Company's commercial paper conduit facility in connection with completion of a term securitization.

     Rental and operating lease revenue increased to $10.9 million from $9.4 million primarily due to acquisitions of portfolios of operating leases made during 1998 and increased rental utilization in the Company's Rental and Distribution business unit.

     Servicing fees and other income increased to $6.6 million from $3.8 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party, $0.5 million realized on the termination of interest rate swap and cap agreements, and an increase in late fees collected by the Company's Vendor Finance business unit. This increase is partially offset by a decrease in fees received for servicing securitized leases. Since the elimination of gain-on-sale treatment effective October 1, 1998, the balance of off-balance sheet lease receivables continues to decline. In addition, during the quarter ended September 30, 1999, $99.0 million in lease receivables, which were originally recorded as off-balance sheet securitized leases, were repurchased from the Company's commercial paper conduit facility in connection with a term securitization and restored to the balance sheet.

     Gain on the sale of lease  receivables  was $1.3 million for the year ended
December 31, 1999. This amount represented gains on lease receivables sold to third parties. The $6.8 million gain for the year ended December 31, 1998 represented gains on securitized leases. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of securitized receivables was recorded during 1999.

     Gains on equipment residual values decreased to $1.3 million from $1.8 million. Gains on equipment residual values fluctuate based on the dollar volume of the leases maturing in a given year.

     During 1999, the Company recognized a gain of $1.6 million on certain equity participation rights versus $3.8 million in 1998. Equity participation gains fluctuate from year to year based on the value of securities in the Company's portfolio and the timing of the sale of these securities.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $23.8 million from $17.8 million. The increase resulted primarily from the administrative and operational effects of four acquisitions completed since February 1998 in the Company's Vendor Finance business unit, the acquisition of LINC IF+E in August 1999 in the Company's Rental and Distribution business unit, senior and middle management personnel added to support the Company's growth, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 50% from 147 at the end of 1998 to 221 during 1999.

     Interest expense increased to $24.7 million from $9.0 million, due primarily to increased borrowings resulting from growth in lease originations, lease portfolios acquired, and discontinuance of gain-on-sale accounting. In addition interest expense increased over 1998 levels as a result of the repurchase by the Company during the quarter ended September 30, 1999 of $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of a term securitization which increased the level of nonrecourse debt. Average finance lease receivables outstanding increased 163%.

     Depreciation of equipment increased to $7.3 million from $6.1 million, which was attributable to an increase in equipment under rental agreements. The average net book value of equipment held for rental and operating leases increased approximately 8% over the prior year.

     Amortization of intangibles increased to $1.4 million from $0.5 million, due to the amortization of goodwill relating to five acquisitions completed since February 1998 and to the amortization of issuance costs resulting from a term securitization completed during the third quarter of 1999.

     The provision for credit losses increased to $16.0 million from $5.3 million, due to a substantially higher volume of new leases originated and substantially higher rates of lease defaults in the Select Growth and Vendor Finance business segments.

     At December 31, 1999, the Company recognized an impairment loss of $14.2 million primarily relating to the impairment of goodwill in the Company's Vendor Finance business unit. After evaluating 1999 results of operations and projected future cash flows, the Company decided to write off the goodwill associated with the acquisitions of Comstock Leasing Inc., Monex Leasing, Ltd., Spectra Precision Credit Corp. and Connor Capital Corporation since projected future cash flows were insufficient to cover the recorded goodwill. Substantially all of this goodwill is deductible for Federal income tax purposes.

     During the third quarter of 1999, the Company recorded a restructuring charge of $0.7 million relating to consolidating additional Vendor Finance functions in Chicago, Illinois from Dayton, Ohio and Wheeling, Illinois. The charge primarily consists of personnel related expenses, such as severance for terminated employees, recruiting expenses for replacement personnel, and relocation costs, as well as write-offs of certain assets, including leasehold improvements and furniture and fixtures. Through December 31, 1999, approximately $0.4 million of the restructuring charge was utilized for these items.

     For 1999, the Company recorded an income tax benefit of $1.3 million on a pre-tax loss of $22.8 million. The 1999 income tax benefit is the result of the utilization of investment tax credits for which no benefit had previously been recognized. The Company recorded income tax expense of $3.0 million on pre-tax income of $7.6 million for 1998.

         1998 Compared to 1997

     Sales of equipment increased to $32.9 million from $23.1 million and costs of analytical instruments sold increased to $26.8 million from $18.5 million, due to an increase in volume. Net margins on sales of analytical instruments declined to 18.6% from 19.8% primarily as a result of lower gross margins on sales type leases originated in the Company's Rental and Distribution segment during the first half of 1998.

     Direct finance lease income more than doubled to $12.3 million from $6.0 million as a result of a substantially higher level of finance lease receivables outstanding, coming from acquisitions and from internal lease originations. Average finance lease receivables outstanding increased 134%.

     Interest income increased to $2.2 million from $0.9 million, primarily due to an increase in interest-bearing notes receivable and equipment loans held by the Company, as well as the income recognized on the Company's securitization retained interest. The Interest Margin was $5.5 million, or 38.2% compared to $2.6 million, or 37.3% in the prior year. The increase in the Interest Margin is due to the income recognized on the Company's securitization retained interest in 1998.

     Rental and operating lease revenue increased to $9.4 million from $7.5 million primarily due to acquisitions of portfolios of operating leases upon the Company's re-entry in the Portfolio Finance segment after the expiration of a non-compete agreement in September 1997.

     Servicing fees and other income increased to $3.8 million from $2.0 million. Servicing fees and other income primarily consists of fees received for servicing securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The increase over the prior year period is primarily due to the increase in the volume of Select Growth Finance leases originated, late fees collected by Vendor Finance, an increase in servicing fees relating to a third party lease portfolio serviced by the Company, and an increase in fees received in connection with servicing securitized leases. This increase was partially offset by the decline in the number of leases serviced by the Company for unrelated parties.

     During 1998 and 1997, the Company securitized leases with a book value of $200.2 million and $15.2 million, respectively, net of bad debt reserves and customer holdbacks of $7.7 million and $0.3 million. In connection with these securitizations, the Company realized gains on the sale of lease receivables of $6.8 million and $0.9 million in 1998 and 1997, respectively. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Accordingly, no gain on sale of lease receivables was recorded during the fourth quarter of 1998.

     Gains from sale and re-leasing of leased equipment increased to $1.8 million from $0.9 million. The increase was the result of a greater number of leases maturing in 1998.

     During 1998, the Company experienced increases in the value of certain equity participation rights held by the Company and consequently elected to sell a portion of these rights, realizing a gain of $3.8 million. During 1997, the Company sold certain equity participation rights, realizing a gain of $0.4 million.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $17.8 million from $9.0 million. The increase resulted primarily from additional operations, marketing and sales personnel associated with the Company's re-entry into Portfolio Finance, senior and middle management personnel added to support the Company's growth, three acquisitions completed in 1998, and increased activity in the Company's other business segments. The number of people employed, including employees of companies acquired, increased 75% to 147 during 1998.

     Interest expense increased to $9.0 million from $4.3 million, due primarily to increased lease originations, lease portfolios acquired, and retention of more leases on the balance sheet following discontinuance of gain-on-sale accounting, with the resulting increase in borrowings. Lease originations, including portfolios of acquired companies, increased 290% over the prior year.

     Depreciation of equipment increased to $6.1 million from $4.2 million, which was attributable to an increase in equipment held for operating leases. The average net book value of equipment held for rental and operating leases increased approximately 42% over the prior year.

     Amortization of intangibles increased to $0.5 million from $0.3 million, due to three acquisitions completed in the first half of 1998.

     The provision for credit losses increased to $5.3 million from $1.3 million, due to a substantially higher volume of new leases originated and re-evaluation of reserves. Lease fundings, excluding portfolios acquired in connection with the Company's acquisitions, increased 220% over the prior year.

     The Company's effective tax rate was 39.7% for 1998 and 1997.

         Liquidity and Capital Resources

         General

     The Company's activities are capital intensive and require access to substantial amounts of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under its Loan Agreement with its senior lenders and its CP Conduit Facility, other non-recourse and recourse loans, the July Term Securitization and the sale of equity. Access to large amounts of capital will continue to be necessary to acquire equipment for lease and rental.

     The Company is currently not in compliance with certain covenants under the Loan Agreement, the CP Conduit Facility and certain covenants under the terms of agreements relating to the July Term Securitization. The Company is in discussions with the lenders under the Loan Agreement, the liquidity providers under the CP Conduit Facility and appropriate parties related to the July Term Securitization regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been substantially curtailed. In the event that the Company is unable to successfully obtain such a forbearance from these secured creditors for a period that enables it to sell individual leasing businesses and elements of its lease portfolio, the Company may not be able to continue some or all of its business and may be required to seek protection under the Bankruptcy Code. No assurances can be made as to the Company obtaining such forbearances, that lease originations will commence at a level to support the operations of the Company, or that the secured creditors will allow management to implement various strategic plans. In addition, even if the Company was to successfully obtain such forbearance and successfully sell individual leasing business units and elements of its lease portfolio, there can be no assurance that the proceeds of such sales will provide the Company with sufficient liquidity to continue its remaining operations.

         Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance and operating leases, rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, and financing of new lease origination's and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for 1999, 1998 and 1997 were $341.8 million, $326.1 million, and $79.8 million, respectively. The increase between 1999 and 1998 results primarily from the increase in the volume of securitizations completed in 1999 and payments received on direct finance leases; whereas, the increase between 1998 and 1997 results primarily from securitizations completed in 1998 and additional borrowings under the Company's credit facilities.

         Credit Facilities

     The Company utilizes its secured revolving credit facility provided by a syndicate of banks under the Loan Agreement to fund the acquisition and origination of leases and the purchase of rental and distribution inventory. As of December 31, 1999, the Company had $117.0 million available for borrowing under the Loan Agreement, of which the Company had borrowed $99.7 million, with a weighted-average interest rate of 7.65%. In January 2000, the amount available under the Loan Agreement was reduced to $107.0 million and the facility was renewed through December 31, 2000.

     As of December 31, 1999, the Company was and is currently in violation of certain covenants under the Loan Agreement and is in discussions with lenders intended to lead to a forbearance of enforcement of remedies under the Loan Agreement during a period in which the Company downsizes its operations by sale of certain elements of its leasing businesses and lease portfolio. A portion of the proceeds of such sale would be used to repay indebtedness under the Loan Agreement and to provide liquidity to the Company's remaining activities. Following such forbearance period the Company anticipates refinancing the remaining indebtedness, the largest portion of which would relate to the Company's rental and distribution activities. If the Company is not able to achieve such a forbearance and to successfully refinance such indebtedness, the Company may not be able to continue as a going concern.

         Commercial Paper Conduit Securitization Facilities

     The Company, through a special purpose subsidiary, has a commercial paper conduit securitization facility in an amount of $289 million (the CP Conduit Facility ). At December 31, 1999, $141 million of the facility was utilized. The terms of the facility permit the financing of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities. The facility is subject to renewal on April 28, 2000. The Company is currently in violation of certain covenants under the CP Conduit Facility and is in discussions with the liquidity providers to such facility to forbear from enforcement of remedies under the facility and to extend the maturity of the facility for an interim period during which time the Company anticipates that sales of lease portfolios will be used to substantially reduce the outstanding amount under the CP Conduit Facility. If the Company is unable to successfully achieve a forbearance by the liquidity providers, the cash flows available to the Company from its retained interest in the leases included in the CP Conduit Facility as well as its servicing rights may be interrupted permanently or temporarily. In such a case the Company may not be able to continue as a going concern.

     At the time of placing leases in the securitization facilities, the Company enters into interest rate cap and interest rate swap agreements to manage interest rate risk.

         Term Securitization

     In July 1999, the Company, through a special purpose subsidiary, completed a term securitization in the amount of $237 million (the July Term Securitization ). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company.

     The Company is currently in violation of certain covenants under the July Term Securitization and is in discussions with applicable parties intended to lead to their forbearance from enforcement of remedies under the July Term Securitization while the Company downsizes its operations as well as to renegotiate certain of its terms. If the Company is unable to successfully achieve a forbearance and renegotiation of certain of the terms of such July Term Securitization, the cash flows available to the Company from its retained interest in the July Term Securitization as well as its servicing rights may be interrupted permanently or temporarily. In such a case the Company may not be able to continue as a going concern.

         Non-recourse and Partial Recourse Lease Financing Facilities

     During 1999,  the Company  completed  financing or sale of $67.3 million in
leases  through  the  use  of  non-recourse  and  partial   recourse   financing
facilities.

          Preferred Stock

     On  February  1,  2000,  the  Company  issued  $5,625,000  of  Series  A 8%
Cumulative Redeemable Preferred Stock ( the Series A Preferred Stock ). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the Series A Preferred Stock is not redeemed as a result of a change of control or a refinancing prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company was unable to declare or make payment of the dividend on the Series A Preferred Stock due on March 31, 2000. As a consequence, the Company may be in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point.

          Other

     Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. As a result of the calendar year change to 2000, neither the Company nor, to the Company's knowledge any of its significant third parties, including parites to the Company's credit facilities and its signifcant Portfolio Finance customers, have experienced any material adverse effects to their respective businesses as a result of the Year 2000 issue. The Company will continue to monitor the year 2000 issue on its own systems and those of significant third parties with which the Company conducts business and will promptly address any latent Year 2000 issues that may arise.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is interest rate risk, largely related to the Company's Loan Agreement. Otherwise, the Company is able to mitigate the effects of changes in interest rates through financing leases or loans on a nonrecourse or partial recourse basis at fixed interest rates, which maintains the spread on lease or loan transactions over their respective terms. In addition, the Company manages exposure to fluctuations in interest rates by establishing fixed interest rates on the lease portfolios in the Company's securitization facility through interest rate swap and cap agreements. Interest rates associated with new originations of leases or loans can be adjusted to compensate for changes in the interest rate environment. The Company does not use derivative financial instruments for trading purposes.

     The Company is exposed to adverse fluctuations in interest rates as they relate to the Company's securitization retained interest and to leases and loans funded under its Loan Agreement. Additionally, the Company could be negatively impacted by the early termination of its interest rate swap or interest rate cap agreements based on the fair value of these derivative financial instruments on the date of termination. At December 31, 1999, termination of the interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $2.1 million.

     The Company funds a portion of its lease portfolio under its Loan Agreement. Loan Agreement provides for interest at LIBOR plus 1.50% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or the Fed Funds rate plus 1.55% to 1.80%, with the precise rate dependent on certain leverage tests. An increase in these interest rates would cause a decrease in the spread between the yield on each fixed rate lease or loan contract financed under the facility and the Company's borrowing costs. At December 31, 1999, the net effect of a 100 basis point decrease or increase in LIBOR over a twelve-month period would result in a $1.1 million decrease or increase in interest expense for the period.

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

     The table below presents the principal (or notional) amounts and related weighted average interest rates of the Company's debt obligations and derivative financial instruments by expected year of maturity.

                                      2000         2001        2002         2003         2004      Thereafter           Total
                                  ------------ ----------- ------------ ------------ ------------ --------------   ------------
                                                                        (In thousands)

Liabilities:
   Senior credit facility            $99,700        $-           $-           $-           $-            $-             99,700
     Variable rate                     7.65%         -            -            -            -             -              7.65%

   Other notes payable              $  1,549       $798         $707          $-            -             -             $3,054
     Weighted average
      interest rate                   11.64%     13.00%       13.00%           -                          -             12.31%

   Recourse and nonrecourse debt    $133,528   $106,973      $67,847     $ 31,183      $10,457        $1,260          $351,249
     Weighted average
      interest rate                    7.30%      7.15%        7.18%        7.31%        7.55%            -              7.25%

   Subordinated debt                     -          -         $1,581       $6,178          -              -             $7,759
    Weighted average
      interest rate                      -          -          8.25%        8.25%          -              -              8.25%

   Derivative financial
   instruments:
     Interest rate swaps            $103,412   $ 89,029     $ 57,886     $ 22,655      $ 7,208         $ 859          $318,653
      Weighted average fixed
          interest rate                6.11%      6.14%        6.19%        6.31%        6.42%         6.32%             6.14%

     Interest rate caps              $11,490     $9,892       $6,432       $2,517         $801           $95           $35,406
      Weighted average
         fixed interest rate           6.11%      6.14%        6.19%        6.31%        6.42%         6.32%             6.14%

          The table above reflects the expected maturity of the Company's debt obligations and derivative financial instruments as of December 31, 1999 and does not reflect changes, which could arise after that time. Additionally, because the Company's lease portfolio is not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates. For information regarding the fair value of financial instruments, see note 9 to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

         The financial statements begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item with respect to the identity and business experience of the Company's executive officers and directors is set forth in Part I, Item 1 under the caption Executive Officers and Directors of the Registrant.

Items 11.     Executive Compensation

     The following table presents certain information concerning compensation earned for services rendered during 1999, 1998 and 1997 to the Company by the Chief Executive Officer and each of the four most highly compensated executive officers. A substantial portion of the compensation paid to Messrs. Zimmerman, Laing and Palles during 1997 was with respect to operations of LFC Capital and other discontinued operations of the Company and was charged to LFC Capital. Effective November 12, 1997, the Company entered into employment contracts with Messrs. Zimmerman, Laing, Palles and Dr. Farren. In addition, the Company entered into an employment contract with Mr. DeMars upon his employment with the Company in 1998. See Employment Contracts.


                                            Summary Compensation Table

                                                   Annual Compensation                 Long Term Compensation
                                                ------------------------             --------------------------
                                                                        Other Annual     Awards          All Other
Name and Principal Position           Year    Salary         Bonus      Compensation     Options(#)      Compensation
                                     ------  --------      --------    ---------------  ------------  ----------------
Martin E. Zimmerman................   1999     $312,385(1)  $  -         $51,248(2)          -            $4,800
   Chairman and Chief Executive       1998      297,669      137,500      48,249(2)        58,141          5,000
   Officer                            1997      555,193        -          89,012(2)        20,000          4,750

Robert E. Laing....................   1999      271,154(1)     -            -                -             4,800
   President and Chief Operating      1998      258,210      120,000        -              36,107          5,000
   Officer                            1997      269,504        -            -              10,000          4,750

Allen P. Palles....................   1999      197,411(1)     -            -                -             4,800
   Executive Vice President and       1998      197,718       92,500        -              36,107          5,000
   Chief Financial Officer            1997      230,066        -            -              10,000          4,750

Gerard M. Farren...................   1999      211,475(1)    60,000        -               5,000          4,800
   Senior Vice President-Instrument   1998      204,600      100,000        -                -             5,000
   Rental and Distribution            1997      204,600       70,200        -               7,500          4,750

William F. DeMars..................   1999      176,469(1)     -            -              10,000          4,800
   Senior Vice President-Select       1998      114,519       75,500        -              20,000          4,750
   Growth Finance                     1997      -              -            -                -             4,750


---------------------------------------------------------------------------------------------------------------------

(1)        This amount includes base salary and customary benefits and perquisites as provided in each person's employment contract.
(2)        This amount consists of life insurance premiums and tax preparation services paid for by the Company.

     The following table sets forth the number of shares of the Company's Common Stock subject to stock options granted to the individuals listed in the Summary Compensation Table through December 31, 1999, together with related information.

                                            Option Grants in 1999

                                                           Individual Grants
                                                                                             Potential realizable
                                               Percent of                                    value at assumed annual
                                             total options     Exercise                      rates of stock price
                                               granted to      or base                       appreciation for option
                                 Options       employees        price       Expiration               term (1)
       Name                      granted (#)    in 1999       ($/Share)        date          5%                10%
     -------                   -------------  -------------  -----------    ----------     ------            ------
Martin E. Zimmerman.......            -              -             -              -             -               -
Robert E. Laing...........            -              -             -              -             -               -
Allen P. Palles...........            -              -             -              -             -               -
Gerard M. Farren..........         5,000           3.4%         $8.62       02/01/09       $27,105         $68,690
William F. DeMars.........        10,000           6.9%         $8.62       02/01/09       $54,211        $137,381
------------------------------

(1)      In calculating the potential realizable value, the Company used the grant price per share as of the date of grant.


     The following table sets forth the number of shares of the Company's Common Stock subject to stock options exercised by the individuals listed in the Summary Compensation Table during 1999, together with related information, and the value of the unexercised options.

                                          Aggregated Option Exercises in 1999,
                                             and 1999 Year-End Option Values

                                Shares                                Number of                Value of unexercised
                             acquired on        Value            Unexercised options           in-the-money options
 Name                         exercise (#)     Realized         At December 31, 1999         at December 31, 1999 (1)
------                      -------------     ----------       ----------------------       --------------------------
                                                            Exercisable    Unexercisable   Exercisable   Unexercisable
                                                           -------------  --------------- ------------- ---------------
Martin E. Zimmerman....               -            $  -          49,391          28,750         $ -              $ -
Robert E. Laing(2).....           51,986         361,006         62,536          37,492       77,934           58,486
Allen P. Palles........               -               -          48,724          22,858       42,990           21,462
Gerard M. Farren.......               -               -           3,750           8,750           -                -
William F. DeMars......               -               -           5,000          25,000           -                -
------------------------------

(1)      Based upon the difference between the closing price of the common stock on the Nasdaq National Market on
     December 31, 1999 of $4.75 and the exercise price.
(2)      Based upon the difference between the closing price of the common stock on the Nasdaq National Market on the exercise date of $8.88 and the exercise price.

         Employment Contracts

     Effective as of November 12, 1997, the Company entered into an employment contract with Mr. Zimmerman. The employment contract provides for (i) an annual base salary of $275,000 per year, subject to increase at the discretion of the Board of Directors; (ii) reimbursement of premiums at an annual estimated cost of approximately $50,000 for a life insurance policy; and (iii) customary benefits and perquisites. The agreement has a three-year evergreen term unless either the Company or Mr. Zimmerman gives ninety (90) days' notice of termination. If the agreement is terminated by the Company without cause or within six months prior to or one year after a change of control, Mr. Zimmerman will be entitled to severance pay equal to three times the sum of (i) his then-current annual base salary; (ii) his most recent annual bonus and incentive payment; and (iii) employer contributions to his retirement plan for the twelve
(12) months preceding such termination, plus an additional amount if necessary to make the executive whole with respect to any excise taxes on such severance pay. The agreement provides that Mr. Zimmerman will not engage in other business activities without the consent of the Company, except for charitable and professional trade associations and passive personal investments, and except that Mr. Zimmerman may serve as chairman and as an officer and director of an affiliated company, LFC Capital, so long as such activity does not materially interfere with his duties to the Company. The agreement prohibits Mr. Zimmerman from competing with the Company for one year following the termination of his employment with the Company. Effective June 29, 1999 the Company entered into an amendment of that employment contract with Mr. Zimmerman. The amendment to the contract provides for (i) reimbursement for tax preparation and estate planning expenses, commencing January 1, 1998, not to exceed $15,000 in any one year and not to exceed $30,000 in the aggregate from January 1, 1998 through December 31, 1999 and (ii) payment or reimbursement of life insurance premiums by the Company on Mr. Zimmerman's life for any policies owned by Mr. Zimmerman so long as the annual premiums do not exceed the $50,000 amount described above. Mr. Zimmerman's employment contract and his employment as Chief Executive Officer of the Company was terminated by mutual agreement on March 31, 2000. Pursuant to such agreement, Mr. Zimmerman will receive severance payments equal to three months of base salary to be paid bi-weekly until June 30, 2000.

     Also, effective November 12, 1997, the Company entered into employment contracts with Messrs. Laing and Palles and Dr. Farren providing for (i) an annual base salary of $240,000 for Mr. Laing, $185,000 for Mr. Palles, and $195,000 for Dr. Farren, all subject to increase at the discretion of the Board of Directors and (ii) customary benefits and perquisites. The agreements have a one-year evergreen term and may be terminated by the Company or the applicable executive upon sixty (60) days' notice. If the agreements are terminated by the Company without cause or within six (6) months prior to or one year after a change of control, the applicable executive will be entitled to severance pay equal to the sum of (i) his then-current base salary; (ii) his most recent annual bonus and incentive payment; and (iii) employer contributions to his retirement plan for the 12 months preceding such termination. The agreements prohibit the applicable executive from competing with the Company for one (1) year following the termination of his employment with the Company. Such employment agreements require that the applicable executive devote substantially all of his business time to the Company's affairs, except for charitable and professional trade associations and passive personal investments, and with respect to Mr. Palles, except for his services as a director of LFC Capital. Mr. Palles' employment contract was amended by mutual agreement on March 31, 2000 to delete provisions relating to the payment of severance benefits in consideration of elimination on restrictions on Mr. Palles' ability to engage in certain activities. The Company currently anticipates that Mr. Palles will continue as Executive Vice President and Chief Executive Officer of the Company for the foreseeable future.

     On April 6, 1998, the Company entered into an employment letter with William F. Demars providing for (i) an annual base salary of $175,000, subject to increase at the discretion of the Board of Directors and (ii) customary benefits and perquisites. The employment letter does not have a specified term and DeMars's employment thereunder may be terminated by the Company without prior notice. If the employment is terminated by the Company without cause DeMars will be entitled to severance pay equal to his current base salary for twelve (12) months from the date of such termination. The employment letter prohibits DeMars from competing with the Company for one (1) year following the termination of his employment with the Company.

         Compensation of Directors

     Each director who is not an officer of the Company received fees of $18,000 in 1999 for attending Board and Board Committee meetings and was reimbursed for out-of-pocket expenditures incurred to attend Board and Board Committee meetings. The Company's directors are eligible to be granted options under the Company's Non-Employee Director Stock Option Plan. No options were granted to directors in 1999. Messrs. Quinn and Green, as members of the Office of the Chairman, which was formed in March 2000, are entitled to receive compensation equal to $275 per hour, not to exceed $2,220 per day in connection with services rendered by them at the Company's headquarters. The Company anticipates that Messrs. Green and Quinn will devote approximately two days per week during the course of the next 90 days to the Company's affairs at its headquarters.

         Stock Option Plans

     The Company adopted its 1994 Stock Option Plan, 1997 Stock Incentive Plan and Non-Employee Director Option Plan to align the interests of its executives, employees and directors with those of its shareholders. Options covering 488,928 shares of Common Stock were granted pursuant to the 1994 Stock Option Plan (of which, options covering 90,482 shares were outstanding as of March 30, 2000) and no further options can be granted under such plan.

     The 1997 Stock Incentive Plan permits the grant of stock options and other equity based awards with respect to 375,000 shares of Common Stock to executives and employees of the Company and its subsidiaries. In May 1999, the shareholders approved an amendment to the 1997 Stock Incentive Plan (the 1997 Plan Amendment ) to increase the number of shares of Common Stock with respect to which options may be granted under the 1997 Stock Incentive Plan to 1,000,000 and increased the number of options which may be granted to any one person during any one year from 50,000 to 75,000. The Board of Directors or the Compensation Committee is authorized to select recipients and to establish the exercise price, number of shares, option term and other provisions of any grant. As of March 30, 2000, options covering 594,592 shares of Common Stock were granted pursuant to the 1997 Stock Incentive Plan (523,392 of which were outstanding as of such date).

     During 1999, Messrs. Farren and DeMars were granted options under the 1997 Stock Incentive Plan with respect to 5,000 and 10,000 shares of Common Stock, respectively. The options granted to Messrs. Farren and DeMars vest annually over four years following the grant date based upon continued employment by the Company over such period. (See the table captioned Option Grants in 1999 for the exercise price applicable to those options. )

     The Non-Employee Director Stock Option Plan permits the grant of options with respect to 100,000 shares of Common Stock to the non-employee directors of the Company. In May 1999, the shareholders of the Company approved an amendment to the Non-Employee Director Stock Option Plan (the Director Plan Amendment ) to increase the number of shares of Common Stock with respect to which options may be granted under the Director Plan to 150,000. As of March 30, 2000 options covering 58,332 shares of Common Stock were granted pursuant to the Non-Employee Director Stock Option Plan (44,999 of which were outstanding as of such date). During 1999, no options were granted to the non-employee directors of the Company with respect to shares of Common Stock.

     With the exception of the grant under the 1994 Stock Option Plan, the grant of options under the Non-Employee Director Option Plan and the grant of options under the 1997 Stock Option Plan, the Company has no other option plans.

         Executive Incentive Compensation Plan

     Effective as of the Company's initial public offering, the Board of Directors adopted the Executive Incentive Compensation Plan (the Incentive Plan ). The Incentive Plan provides for the payment of additional annual cash bonuses if the Company's after-tax earnings for the fiscal year (determined without regard to payments under the Incentive Plan) exceeds 17.5% of the Company's Average Common Equity (as defined below) for such fiscal year. If the threshold is satisfied in any given fiscal year, the aggregate award compensation that will be paid under the Incentive Plan for that particular fiscal year (the Incentive Pool ) will be equal to 2.5% of the Company's pre-tax earnings (determined after deduction for payments under the Incentive
Plan), to the extent that after-tax earnings (determined after deduction for payments under the Incentive Plan) are not less than 17.5% of the Company's Average Common Equity for such fiscal year. The Average Common Equity for such fiscal year is the average of the balance of equity attributable to the outstanding Common Stock of the Company (including par value, additional paid in capital and retained earnings), as reflected in the financial statements of the Company at the end of each quarter during the fiscal year. The entire amount in each Incentive Pool will be paid in cash to the Incentive Plan participants within three and one-half months after the last day of the fiscal year to which such Incentive Pool relates. Not more than 75% of the Incentive Pool will be paid to the Chief Executive Officer, the President and the Chief Financial
Officer of the Company, with each such individual's share of such aggregate amount to be determined by the Chief Executive Officer and subject to approval of the Board of Directors. The balance of the Incentive Pool will be paid to other senior management employees of the Company as determined by the Chief Executive Officer and subject to the approval of the Board of Directors. No awards were made under the Incentive Plan for 1999 or 1998.

         Report of the Compensation Committee

     During 1999 the Compensation Committee (hereinafter, the "Committee"), was comprised of two out of six of the Company's directors, Stanley Green and Curtis
S. Lane. The Committee reviews and approves the compensation of each of the executive officers of the Company (hereinafter, the "Officers"). The Committee also administers employee stock option plans and other benefit plans.

     The Company's compensation program for Officers is designed to reward such officers for their individual performance and contribution to the Company while at the same time being tied directly to the Company's overall performance. The Committee and the Board of Directors believe that a direct relationship between Officers' compensation and the Company's performance is a very important factor in achieving the Company's objective of maximizing shareholder value. The Company's executive compensation program consists of a base salary, a discretionary cash bonus plan, and participation in the 1997 Stock Incentive Plan and the Incentive Plan.

     During 1999, the Compensation Committee, on recommendation of the Chairman and Chief Executive Officer, authorized the granting of options to purchase 145,541 shares of the Company's common stock to forty-three (43) employees of the Company under the 1997 Stock Incentive Plan. No awards were made under the Executive Incentive Compensation Plan for 1999.

     During 1999, the Chief Executive Officer received a base salary of $302,500 plus other amounts as provided for in his employment agreement. The Chief Executive Officer did not receive a cash bonus for 1999. In determining the Chief Executive Officer's compensation package, the Compensation Committee uses the same criteria as for all other Officers, as well as the comparable compensation packages of other chief executive officers in other financial service companies and considers the extensive experience of the Chief Executive Officer in the development of specialty finance companies. The Compensation Committee did not recommend the payment of a cash bonus after consideration of the Company's failure to achieve sufficient numbers of key business objectives in 1999.


                             COMPENSATION COMMITTEE

                                                              Stanley Green
                                                              Curtis Lane


                  Stock Price Performance Graph

     The following graph compares the total return of the Company's Common Stock with the Center for Research in Securities Prices ("CRSP") Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the Nasdaq Stock Market-U.S. Index ) and the CRSP Total Return Index for Nasdaq Financial Stocks (the Nasdaq Financial Index ) during the period commencing on November 6, 1997, the date of the Company's initial public offering, and ending on December 31, 1999. The comparison assumes $100 was invested on November 6, 1997 in the Company's Common Stock, the Nasdaq Stock Market-U.S. Index, and the Nasdaq Financial Index and assumes the reinvestment of all dividends, if any.

                                           11/6/97*               12/31/97        12/31/98        12/31/99
                                        ------------           ------------    ------------    ------------
LINC Capital, Inc.                            $100                  $135             $57             $33
Nasdaq Stock Market - U.S. Index               100                    97             137             247
Nasdaq Financial Index                         100                   107             104             103
         *The Company's Common Stock began trading publicly on November 6, 1997.


Item 12.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 30, 2000, (a) by each person known by the Company to own beneficially more than five percent of such outstanding Common Stock, (b) by each director, (c) by the Chief Executive Officer and the next four most highly compensated executive officers, and (d) by all executive officers and directors of the Company as a group. Each of such shareholders has sole voting and investment power as to shares shown unless otherwise noted.

                                                                           Shares Owned      Percent of
         Name                                                             Beneficially (2)      Class

         Martin E. Zimmerman (1)(5)(7)..........................            2,919,129           51.4%
         Wellington Management Company, LLP (3).................              513,200            9.4
         Allen P. Palles (4) (5)(7).............................              352,033            6.2
         Robert E. Laing (4)(5)(7)..............................              350,324            6.2
         Stanley Green (6).......................................             114,967            2.0
         Curtis S. Lane.........................................               69,659            1.2
         Terrence J. Quinn......................................               52,507             *
         Gerard M. Farren.......................................               18,200             *
         William F. DeMars......................................               12,500             *
         All directors and executive officers as a group (10
         persons)...............................................            4,428,636           77.9%
         _________________
      *  Represents less than 1%.

(1) Includes 624,674 shares held by Mr. Zimmerman as trustee under trusts for the benefit of two of his children, 23,000 shares held by LFC Capital, an entity controlled by Mr. Zimmerman, and 702,357 shares held by Mr. Laing, Mr. Palles (including 30,000 shares held by The Palles Family Trust, the beneficiaries of which are Mr. Palles' wife and children and under which Mr. Palles has disclaimed a beneficial interest) and 146,986 shares held by a former employee of the Company for which Mr. Zimmerman holds proxies.

(2) Includes shares obtainable upon exercise of stock options which are or become exercisable prior to May 30, 2000 as follows: Mr. Zimmerman, 55,641 shares; Mr. Palles, 55,389 shares; Mr. Laing, 78,496 shares; Mr. Lane, 13,333 shares; Mr. Green, 18,333 shares; Mr. Quinn, 13,333 shares; Dr. Farren, 5,000 shares; Mr. DeMars, 12,500 shares; and all directors and executive officers as a group, 209,854 shares. The percentages set forth in the above table give effect to the exercise of these options.

(3) Share ownership data was provided on Form 13G as of February 9, 1999 as filed by the holder on such date. The address of this entity as provided on
     Schedule 13G is 75 State Street, Boston, Massachusetts 02109

(4) All shares are subject to a proxy held by Mr. Zimmerman, except shares obtainable upon exercise of stock options under the 1997 Stock Incentive Plan which are or become exercisable prior to May 30, 2000 as follows: Mr. Palles, 20,532 shares and Mr. Laing, 43,639 shares.

(5) This person's address is 303 East Wacker Drive, #1000, Chicago, Illinois 60601.

(6) Includes 88,799 shares held by Mr. Green and Danielle Zimmerman as trustee(s) under a trust for the benefit of Justine and Lauren Zimmerman, Mr. Zimmerman's daughters.

(7) Includes warrants issued in connection with Preferred Stock purchase. The initial grant was 87,000 for Mr. Zimmerman, 14,500 for Mr. Laing, and 11,600 for Mr. Palles. The warrrants vest the last day of each month starting February 29, 2000 with the last vesting September 30, 2000 as follows: 21,750 per month for Mr. Zimmerman, 3,625 per month for Mr. Laing and 2,900 per month for Mr. Palles.

Item 13.      Certain Relationships and Related Transactions

     Effective as of November 12, 1997 and simultaneously with completion of the Company's initial public offering, the Company distributed all of the issued and outstanding stock of LFC Capital, Inc. (formerly known as LINC Finance Corporation) ( LFC Capital ) to Mr. Martin E. Zimmerman, Chairman and Chief Executive Officer of the Company and Mr. Allen P. Palles, a Director and Executive Vice President and Chief Financial Officer of the Company, in redemption of 446,483 shares and 36,209 shares, respectively, of Common Stock of the Company held by them. The principal business activity of LFC Capital consists primarily of managing liquidation of a portfolio of leased diagnostic imaging equipment as well as managing several limited partnerships and other assets that were not used in the Company's ongoing business. In addition, LFC Capital invests in real estate and the equity and debt securities of other companies. Mr. Zimmerman is Chairman of LFC Capital and Mr. Palles is a director of LFC Capital and they are compensated by it for their services.

     Pursuant to an  agreement  (the   Servicing  Agreement )  with LFC Capital,
which became effective on November 12, 1997, the Company agreed to provide limited servicing, including billing and cash application for the portfolio of leases owned by LFC Capital until December 31, 1999. The Company received $156,000 and $270,000 for such services performed in 1999 and 1998, respectively. The Company has agreed to provide such services to LFC Capital in 2000 on a month-to-month basis for $4,000 per month. In addition, LFC Capital, Inc. subleased from the Company, approximately 1,000 square feet in 1999 and 2,500 square feet in 1998 and 1997 of space adjacent to the Company's executive offices for approximately $27,000 in 1999 and $68,000 in 1998 and 1997, which was equal to the Company's cost for such space. In 2000, LFC Capital, Inc. will sublease from the Company on a month-to-month basis, approximately 600 square feet for approximately $1,000 per month which is equal to the Company's cost for such space. Thirty-day notice is required by either party to terminate these agreements. The Servicing Agreement prohibits LFC Capital from competing with the Company for the longer of (i) three years or (ii) the period of time during which Messrs. Zimmerman or Palles are employed by the Company plus one year. The Servicing Agreement also requires LFC Capital to refer all lease origination opportunities it encounters to the Company. Effective January 31, 2000, Mr. Palles terminated his relationship with LFC Capital.

     In connection with the distribution of the stock of LFC Capital, LFC Capital has also agreed to pay the Company an aggregate of $2,508,000 until the maturity of the Company's 8 1/4% Subordinated Debentures due 2003 of which $365,000 was paid during 1999 and $308,000 was paid during 1998.

     As of March 30, 2000, LFC Capital owns 23,000 shares of the Company's Common Stock.

     Terrence J. Quinn, a director of the Company also serves as President of LFC Capital and is compensated for his services to LFC Capital by LFC Capital. Mr. Quinn also serves as a consultant to the Company with respect to various aspects of the Company's business and strategic issues. Fees paid for such services by the Company were $156,000 for the year ended December 31, 1999 and $188,000 for the year ended December 31, 1998 (including, a referral fee paid in connection with the acquisition of Comstock Leasing, Inc.). A portion of the such fees were paid pursuant to the terms of a one-year consulting agreement the Company entered into with Mr. Quinn on October 31, 1997 to perform certain consulting services in connection with the Company's activities relating to acquisitions of leasing and rental companies as well as other strategic initiatives (the Consulting Agreement ). Fees paid under the Consulting
Agreement during 1998 were dependent on the number of days of consulting services provided per month with a base monthly fee of $6,250 for three days of consulting services provided per month and $2,500 per day for each additional day, plus reimbursement for travel and entertainment expenses directly incurred in connection with the services provided to the Company. In 1998, the term of the Consulting Agreement was extended through October 31, 1999, with the per diem decreased from $2,500 to $2,100 per day for each additional day in excess of the three (3) days. The Consulting Agreement with Mr. Quinn has not been renewed by the Company; however, the Company continues to engage Mr. Quinn for consulting services on a per diem basis. The Company may also pay such other additional fees relating to the success of an acquisition transaction as may be approved by the Compensation Committee of the Board of Directors. The Consulting Agreement is subject to termination by the Company or Mr. Quinn on ninety (90) days notice.

     During 1997, Robert E. Laing, President, Chief Operating Officer and Director of the Company, and Allen P. Palles, Executive Vice President, Chief Financial Officer and Director of the Company issued promissory notes secured by shares of the Company's Common Stock to the Company in connection with the exercise of stock options by them. The secured promissory notes bear interest at 8%. In 1998, Mr. Laing repaid all of such indebtedness. As of December 31, 1999, the indebtedness outstanding under the note issued by Mr. Palles was $203,000, which was the largest indebtedness outstanding under the note for such year.

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


(3) Exhibits

Exhibit                     Document Description
Number                      --------------------
------

3.1 Form of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-34729) ("Registration Statement 333-34729")

3.2 Form of Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 on Registration Statement 333-34729)

4.1 Form of certificate representing shares of Common Stock, $0.001 par value per share (incorporated by reference to Exhibit 4.1 on Registration Statement 333-34729)

4.2(a) Offering of Units of Series A 8% Senior Cumulative Preferred Stock; Stock
     Purchase Agreement

4.2(b) Certificate of  Designation of the Rights and  Preferences of Series A 8%
     Senior Cumulative Preferred Stock 4.2(c) Stock Purchase Agreement and Registration Rights Agreement 10.1(a) Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1(a) on Registration Statement 333-34729)

10.1 (b) Amendment No. 1 to Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to Exhibit 10.1(b) on Registration Statement 333-34729) 10.1(c) Amendment No. 5 to Third Amended and Restated Loan Agreement, among the Company, and various lending institutions named therein and Fleet Bank, N.A., as Agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

10.1 (d) Amendment No. 9 to the Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent 10.1(e) Amendment No. 10 to the Third Amended and Restated Loan Agreement, among the Company, the various lending institutions named therein and Fleet Bank, N.A., as Agent

10.2 Agreement  between  the  Company  and  LINC  Finance   Corporation  ("LFC")
     regarding distribution of LFC shares and related matters (incorporated by reference to Exhibit 10.2 on Registration Statement 333-34729)

10.3 Employment  Agreement  for Mr.  Zimmerman  (incorporated  by  reference  to
     Exhibit 10.3 on Registration Statement 333-34729)

10.4 Form of Employment Agreements for Messrs. Palles, Laing, Erbes and Dr. Farren (incorporated by reference to Exhibit 10.4 on Registration Statement 333-34729)

10.5 Non-Employee  Director  Option Plan  (incorporated  by reference to Exhibit
     10.5 on Registration Statement 333-34729) 10.5(a) Amendment No. 1 to the Non-Employee Director Option Plan (incorporated by reference to Exhibit A-2 filed with the Company's Proxy Statement dated April 28,1999) 10.6 Executive Incentive Compensation Plan (incorporated by reference to Exhibit
     10.6 on Registration Statement 333-34729) 10.7 1994 Stock Option Plan (incorporated by reference to Exhibit 10.7 on Registration Statement 333-34729)

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

10.10Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10 on Registration Statement 333-34729)

10.11(a) Receivables  Purchase  Agreement,  among the Company,  LINC Receivables
     Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998)

Exhibit
Number                         Document Description
-------                        --------------------

10.11(b) Second Amendment to Receivables Purchase Agreement,  among the Company,
     LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent (incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1998) 10.11(c) Fourth Amendment to Receivables Purchase Agreement, among the Company, LINC Receivables Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent

10.12Asset Purchase Agreement by and among LINC Capital, Inc., Spectra Precision
     Credit Corp., Spectra Precision Funding Corporation, and Spectra Precision, Inc. dated June 30, 1998 (incorporated by reference to the Company's Form 8-K dated June 30, 1998)

10.13Receivables  Purchase Agreement,  among the Company,  LINC Receivables 1999
     Corporation, Blue Keel Funding, LLC, and Fleet Bank, N.A., as agent 10.14 Sale Agreement, among LINC Capital, Inc., as Seller, and LINC Equipment Receivables One, LLC, as Purchaser 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 on Registration Statement 333-34729)

27.1 Financial Data Schedule


         (b)      Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LINC CAPITAL, INC.

Dated: April 13, 2000

                              By:     /s/  Robert E. Laing
                                           ---------------
                                           Robert E. Laing
                                           President and Chief Operating Officer

                              By:    /s/   Allen P. Palles
                                           ---------------
                                           Allen P. Palles
                                           Executive Vice President and Chief
                                           Financial Officer

                                           (principal executive officers)

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below on April 13, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

                     Signature                                                           Capacity
                    ------------                                                       ------------

            /s/ Martin E. Zimmerman
-----------------------------------------------------------
                  Martin E. Zimmerman                                              Chairman of the Board

            /s/ Allen P. Palles
-----------------------------------------------------------
                  Allen P. Palles                                           Chief Financial Officer and Director
                                                                                  (principal financial officer)

            /s/ Robert E. Laing
-----------------------------------------------------------
                  Robert E. Laing                                                         Director


            /s/ Stanley Green
-----------------------------------------------------------
                  Stanley Green                                                           Director


            /s/ Terrence J. Quinn
-----------------------------------------------------------
                 Terrence J. Quinn                                                        Director


            /s/ Curtis S. Lane
-----------------------------------------------------------
                  Curtis S. Lane                                                          Director

                                         LINC CAPITAL, INC. AND SUBSIDIARIES
                                                     Index to
                                         Consolidated Financial Statements


                                                                                                                 Page

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-2

    Consolidated Balance Sheets, December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . .         F-3

    Consolidated Statements of Operations, years ended December 31, 1999, 1998,
      and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          F-4

    Consolidated Statements of Stockholders' Equity, years ended December 31, 1999, 1998, and 1997 . . .          F-5

    Consolidated Statements of Cash Flows, years ended December 31, 1999, 1998,
       and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
LINC Capital, Inc.:

We have audited the accompanying consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsiblilty is to report on these consolidated financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated finacial statements referred to above present fairly, in all material respects, the financial position of LINC Capital, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that LINC Capital, Inc. and subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a loss in 1999 and is not in compliance with certain debt convenants of existing credit facilities. During April 2000, the Company's primary group of lending banks has effectively ceased advances under the revolving line of credit, and the Company has substantially curtailed new lease originations. At December 31, 1999, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The 1999 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceeding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1999 consolidated financial statements.


                                                         /s/ KPMG LLP

Chicago, Illinois
April 13, 2000

                                   LINC CAPITAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands, except per share data)



                                                                                                December 31,
                                                                                ----------------------------------------

                                Assets                                                  1999                   1998
                                                                                 ----------------         --------------

Net investment in direct finance leases and loans......................               $436,820               $164,970

Equipment held for rental and operating leases, net....................                 26,115                 30,659

Accounts receivable....................................................                 13,354                  7,593

Securitization retained interest.......................................                    444                 17,026

Restricted cash........................................................                 11,254                  3,935

Other assets ..........................................................                 17,282                 12,535

Goodwill                                                                                 3,225                 10,738

Cash and cash equivalents..............................................                  4,394                  1,428
                                                                            -------------------         ----------------

Total assets ..........................................................               $512,888               $248,884
                                                                            ===================         ================

                 Liabilities and Stockholders' Equity

Senior credit facility and other senior notes payable..................              $102,754                 $96,646

Recourse debt..........................................................                 3,152                   8,017

Nonrecourse debt.......................................................               348,098                  68,616

Accounts payable.......................................................                15,208                   7,443

Accrued expenses.......................................................                 8,795                   8,775

Customer holdbacks..........................................................            7,607                  10,328

Subordinated debentures................................................                 6,059                   5,694

Deferred income taxes..................................................                  ----                   1,924
                                                                               ----------------           ---------------

Total liabilities......................................................               $491,673               $207,443
                                                                               ----------------           ---------------


Stockholders' equity:

Common stock, $0.001 par value, 15,000,000 shares authorized;
    5,330,953 and 5,249,591 shares issued;
    5,265,050 and 5,183,688 shares outstanding..............................                  5                     5

Additional paid-in capital..................................................             29,797                29,567

Deferred compensation from issuance of options..............................               (12)                 (124)

Stock note receivable.......................................................              (182)                 (182)

Treasury stock, at cost; 65,903 shares......................................              (287)                 (287)

Accumulated other comprehensive income (loss)...............................                932                  (34)

Retained earnings (accumulated deficit).....................................            (9,038)                12,496
                                                                                ----------------          ----------------

       Total stockholders' equity...........................................             21,215                41,441
                                                                                ----------------           ---------------


       Total liabilities and stockholders' equity...........................           $512,888              $248,884
                                                                                ================           ===============

                                     See accompanying notes to consolidated financial statements.


                                          LINC CAPITAL, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Dollars in thousands, except per share data)

                                                                                Years ended December 31,
                                                                     ------------------------------------------------

                                                                           1999             1998              1997
                                                                      -------------     -------------     -----------
Revenues:

  Sales of equipment............................................         $34,941         $32,929            $23,131

  Direct finance lease income...................................          33,438          12,300              5,981

  Interest income...............................................           3,573           2,194                877

  Rental and operating lease revenue............................          10,942           9,412              7,492

  Servicing fees and other income...............................           6,603           3,792              2,026

  Gain on sale of lease receivables.............................           1,284           6,839                880

  Gain on equipment residual values.............................           1,321           1,752                860

  Gain on equity participation rights...........................           1,603           3,824                430
                                                                   --------------      -------------       ------------

  Total revenues................................................          93,705          73,042             41,677
                                                                   --------------      -------------       ------------

  Expenses:

  Cost of equipment sold........................................          28,526          26,789             18,549

  Selling, general and administrative...........................          23,790          17,824              8,973

  Interest......................................................          24,686           8,956              4,298

  Depreciation of equipment under rental agreements and
    operating leases............................................           7,273           6,073              4,226

  Amortization of intangibles...................................           1,428             502                280

  Provision for credit losses...................................          15,966           5,280              1,253

  Impairment loss on assets.....................................          14,177             ---                ---

  Restructuring charges.........................................             700             ---                ---
                                                                    --------------      -------------     ------------

        Total expenses..........................................         116,546          65,424              37,57
                                                                    --------------      -------------     ------------

  Earnings (loss) from continuing operations before income taxes
     and minority interest........................................      (22,841)           7,618              4,098

  Income tax expense (benefit)....................................       (1,307)           3,024              1,627
                                                                      -------------    --------------    -------------

  Earnings (loss) from continuing operations before minority
     interest.....................................................      (21,534)           4,594              2,471

  Minority interest...............................................         ---               ---               (13)
                                                                      -------------    --------------    -------------

  Net earnings (loss) from continuing operations..................      (21,534)           4,594              2,458

  Discontinued operations:

         Loss from discontinued operations, net of
             income tax benefit for the year ended 1997
             of $258..............................................          ---               ---              (402)
                                                                    ------------       --------------     -------------

  Net earnings (loss).............................................     $(21,534)           $4,594             $2,056
                                                                    =============       ==============    =============
  Per common share:
      Net earnings (loss) from continuing operations:
        Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4.10)            $ .89             $  .73
        Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4.10)              .86                .72

      Net earnings (loss):
        Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4.10)              .89                .61
        Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4.10)              .86                .61

                                   See accompanying notes to consolidated financial statements.




                                            LINC CAPITAL, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Years ended December 31, 1999, 1998 and 1997
                                       (Dollars in thousands, except per share data)


                                                                                         Compre-  Retained     Accumulated
                                          Additional  Deferred  Stock    Treasury Stock  hensive  Earnings     Other
                          Common Stock     Paid-in    Compen-   Note         at cost     Income  (Accumulated) Comprehensive
                          Shares  Amount   Capital    sation  Receivable Shares  Amount  (Loss)   Deficit      Income (Loss) Total

                       ------------------------------------------------------------------------------------------------------------
Balance at
December 31,1996           3,012,757  $ 3    $ 978     $ -      $ -     61,999  $ (270)             $12,883      $ 348   $ 13,942
Comprehensive income:
   Net income............                                                                   $2,056    2,056                   205

   Other comprehensive
   income:
    Unrealized gains on
     Securities..........         -     -        -       -        -         -        -         578                 578        578
                                                                                          ---------
Comprehensive income.....         -     -        -       -        -         -        -      $2,634
                                                                                          ---------
Purchase and sale of
stock, net............... 2,669,626     2     27,672      -     (511)    3,904     (17)                   -          -     27,146
Distribution of LFC
  Capital,
  Inc. ..................  (482,792)    -       (81)     -        -         -        -               (7,037)         -    (7,118)
Income tax benefit from
stock options exercised..         -     -         50     -        -         -        -                    -          -         50
Deferred compensation from
   issuance of stock
options..................         -     -        221   (171       -         -        -                    -          -         50
                            ---------------------------------------------------------------          -------------------------------
Balance at December 31,1997 5,199,591   5     28,840   (171)   (511)    65,903    (287)                7,902       926     36,704
                            ---------------------------------------------------------------          -------------------------------

Comprehensive income:
   Net income..............       -     -         -      -        -         -        -       $4,594    4,594         -      4,594
                                                                                            ---------
   Other comprehensive
   income:
   Unrealized loss on
     Securities............       -    -         -      -        -          -        -         (862)       -         -
  Translation adjustment...       -    -         -      -        -          -        -          (98)
                                                                                            ---------
  Other Comprehensive
  loss....................                                                                     (960)               (960)    (960)
                                                                                           ----------
Comprehensive income              -    -         -      -        -         -         -       $ 3,634       -         -          -
                                                                                           ----------
Purchase and sale of
stock, net................    50,000    -       727     -        -         -         -                     -         -        727
Payment received on note..         -    -         -      -      329         -         -                    -         -        329
Deferred compensation from
   issuance of stock
options...................         -    -         -      47       -         -         -                     -         -        47
                            ----------------------------------------------------------------          -----------------------------
Balance at December 31,
1998...................... 5,249,591  $ 5   $29,567  $(124)  $ (182)   65,903   $(287)                $12,496     $(34)    41,441
                           -----------------------------------------------------------------          ------------------------------

Comprehensive loss:
   Net loss................       -       -          -         -           -     -        - $(21,534) ( 21,534)      -    (21,534)
Other comprehensive                                                                         --------
   income:
    Unrealized gain on
     Securities............       -       -          -         -         -       -        -      707                 -           -
    Translation adjustment.       -       -          -         -         -       -        -      259        -        -           -
                                                                                             ---------
   Other comprehensive
   income..................        -      -          -         -         -       -        -      966        -        966       966
                                                                                             --------
Comprehensive loss.......          -      -          -         -         -       -        -  $(20,568)      -         -         -
                                                                                             ---------
Purchase and sale of
 stock, net................    81,362     -        395         -         -       -        -                 -         -        395

Deferred compensation from
   issuance of stock
options..................          -      -       (165)      112         -       -        -                 -         -        (53)
Balance at December 31,     -----------------------------------------------------------------           ---------------------------
1999......................   5,330,953   $ 5    $29,797     $(12)    $(182)  65,903   $ (287)           $(9,038)    $932   $21,215
                            -----------------------------------------------------------------           ---------------------------

                                     See accompanying notes to consolidated financial statements.
                                       F-5





                                           LINC CAPITAL, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Dollars in thousands)


                                                                          Years ended December 31,
                                                              -------------------------------------------------

                                                                  1999              1998             1997
                                                              -------------     -------------    --------------
Cash flows from operating activities:

   Net earnings (loss).....................................      $(21,534)            $4,594            $2,056

     Adjustments to reconcile net earnings to net cash provided by continuing operations:

          Net loss from discontinued operations............           --                --                  402

          Depreciation and amortization....................          9,668             6,904              4,665

          Direct finance lease income......................       (33,438)          (12,300)            (5,981)

          Payments on direct finance leases................        153,319            66,961             27,148

          Deferred income taxes............................        (2,357)             2,269              1,194

          Provision for credit losses......................         15,966             5,280              1,253

          Gain on sale of lease receivables................        (1,284)           (6,839)              (880)

          Gain on equity participation rights..............        (1,603)           (3,824)              (430)

          Impairment loss on assets........................         14,177                --                 --

          Amortization of discount.........................            365               308                259

          Deferred compensation............................           (53)                47                 50

          Minority interest................................            --                 --                 13

     Changes in assets and liabilities:

          Decrease (increase) in receivables...............        (5,687)                44            (4,688)

          Decrease (increase) in restricted cash...........        (7,319)           (3,252)                293

          Increase in other assets and goodwill............        (4,777)           (6,119)            (5,111)

          Increase (decrease) in accounts payable..........          6,050             1,334              (119)

          Increase (decrease) in accrued expenses .........           (36)             2,855                843

          Increase (decrease) in customer holdbacks .......        (2,721)             6,993                417
                                                              -------------     -------------    --------------

Cash provided by continuing operations.....................        118,736            65,255             21,384

     Cash flows from discontinued operations...............           ---               ---              10,198
                                                              -------------     -------------    --------------

Cash provided by operating activities......................        118,736            65,255             31,582
                                                              -------------     -------------    --------------

Cash flows from investing activities:

     Cost of equipment acquired for lease and rental ......      (339,293)          (274,304)          (78,366)

     Cash used in acquisitions, net of cash acquired ......        (4,977)           (39,180)                --

     Funding of securitization retained interest ..........            --            (20,077)           (3,381)

     Receipts on securitization retained interest .........         5,656              6,121                 --

     Fixed assets purchased................................       (1,801)            (1,092)              (753)

     Proceeds from disposal of discontinued operations.....            --                --               2,265

     Proceeds from sale of investments.....................         1,603              3,824                430
                                                              -------------     -------------    --------------

               Net cash used in investing activities.......      (338,812)         (324,708)           (79,805)
                                                              -------------     -------------    --------------



          See accompanying notes to consolidated financial statements.

                                       F-6

                                      LINC CAPITAL, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

                                           (Dollars in thousands)


                                                                             Years ended December 31,
                                                                 --------------------------------------------------

                                                                      1999              1998             1997
                                                                 ---------------    -------------    --------------
Cash flows from financing activities:
     Net increase in notes payable.........................              6,108           55,850            8,512

     Proceeds from recourse and nonrecourse debt...........            501,352           63,214           17,285

     Repayments of recourse and nonrecourse debt...........          (238,889)         (23,507)          (8,016)

     Proceeds from sale of lease receivables...............             35,259          164,995           16,822

     Repurchase of receivables from conduit facility, net
        of  securitizaton retained interest................           (81,183)             --                --

     Proceeds from stock notes receivable..................              --                 329              --

     Purchase of stock.....................................              --                 --              (38)

     Sale of stock.........................................               395               --            27,184

     Payment of notes from discontinued operations.........              --                 --           (13,526)
                                                                 --------------     -------------    --------------

               Net cash provided by financing
                  activities...............................            223,042           260,881          48,223
                                                                    ------------     -------------    --------------

Net increase in cash and cash equivalents .................              2,966             1,428              --

Cash and cash equivalents at beginning of year.............              1,428               --               --

                                                                  --------------     -------------    --------------
Cash and cash equivalents at end of year...................             $4,394           $1,428              $ --
                                                                  ==============     =============     ==============

Supplemental disclosures of cash flow information:

     Interest paid.........................................            $20,446           $8,542          4,644

     Income taxes paid.....................................              1,075              898            275

                                     See accompanying notes to consolidated financial statements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


(1)      Summary of Significant Accounting Policies

   Nature of Business and Basis of Presentation

     LINC Capital, Inc. (the "Company") is a specialty finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. The Company's principal businesses are (i) the direct origination of leases and accounts receivable and other asset-backed financing to emerging growth companies primarily serving the telecommunications, high-tech manufacturing, Internet-related and information technology industries (Select Growth Finance), (ii) the financing of leases generated by smaller equipment lessors ( Portfolio Finance ), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries and the leasing and distribution of equipment to Internet-related businessess ( Rental
and  Distribution),   and  (iv)  the  establishment  of  leasing  programs  for
manufacturers and distributors ( Vendor Finance ).

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

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   Operating Leases

     Rental income from operating leases with terms of twelve months or greater and short term rentals of less than twelve months is recognized as lease payments become due. Such rentals are included in rental and operating lease revenue in the consolidated statements of operations.

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

   Investments

     The Company has classified its portfolio of securities as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Fair value of the securities is determined based on market prices. Securities for which no readily determinable market price is available are recorded at cost. The cost of securities sold is based on the specific identification method. At December 31, 1999, the Company held available-for-sale securities with estimated fair values of $2,448,000, consisting of gross unrealized gains on warrants or common stock of $1,285,000, and a cost basis of $1,163,000. Cash proceeds received and gross realized gains on the sale of investments for the years ended December 31, 1999, 1998 and 1997 were $1,603,000, $3,824,000, and $430,000, respectively.
Available-for-sale securities are included in other assets.

   Stock-based Compensation

     The Company utilizes the intrinsic value based method of accounting for its stock-based compensation arrangements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

   Impairment of Assets

     The Company recognizes impairment losses on equipment held for rental and operating leases and residual values of direct finance leases when the expected future cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated recoverable value. The Company also recognizes impairment losses on goodwill when expected future cash flows from the related operations are less than the carrying value. The Company recognized an impairment loss of $13,914,000 in 1999 primarily for goodwill related to the Company's Vendor Finance business unit, as the estimated expected future cash flows were less than the carrying value. Factors leading to impairment were a combination of historical performance and inadequate anticipated future cash flows.

     Derivative Financial Instruments

     The Company uses interest rate swap and interest rate cap agreements to establish fixed interest rates on securitized leases to reduce its exposure to adverse fluctuations in interest rates. Gains or losses resulting from the early termination of off-balance sheet interest rate swaps or caps would be included in the consolidated statements of operations in the period of termination.

   Reclassifications

     Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

(2)      Going Concern of the Company

     The Company incurred an operating loss of $21,534,000 in 1999, and the Company was not in compliance with certain debt covenants at December 31, 1999. During March 2000, the Company made a strategic decision to de-emphasize its traditional leasing activities and substantially reduce overhead and debt. The Company indefinitely suspended the Portfolio Finance business, which it had scaled back dramatically in the later part of 1999, and no longer is funding new leases in LINC Connor, one of its Vendor Finance origination units. Currently, the Company is in discussions to sell or refinance components of its Select Growth business and its Vendor Finance business and to use the proceeds to reduce borrowings under its Loan Agreement and to reduce outstandings under its CP Conduit Facility available to a special purpose subsidiary of the Company as well as to provide additional liquidity. In the event that the Company is unable to sell individual leasing business units and elements of its lease portfolio, the Company may liquidate its Select Growth activities and dramatically further downsize its Vendor Finance business. The Company intends that its focus on a going-forward basis will be on its profitable distribution

                       LINC CAPITAL,INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




and rental activities. Mangement's plans as to its activities are subject to review and approval of its secured creditors as more fully discussed below.

     Furthermore, the Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its Loan Agreement at December 31, 1999. The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the CP Conduit Facility and the July Term Securitization. The Company is currently in discussions with the lenders under the Loan Agreement, the liquidity providers under the CP Conduit Facility and appropriate parties related to the July Term Securitization regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been substantially curtailed. In the event that the Company is unable to successfully obtain such a forbearance from these secured creditors for a period that enables it to sell individual leasing businesses and elements of its lease portfolio the Company may not be able to continue some or all of its business and may be required to seek protection under the Bankruptcy Code. No assurances can be made as to the Company obtaining such forbearances, that lease originations will commence at a level to support the operations of the Company, or that the secured creditors will allow management to implement various strategic plans. In addition, even if the Company was to successfully obtain such forbearance and successfully sell individual leasing business units and elements of its lease portfolio, there can be no assurance that the proceeds of such sales will provide the Company with sufficient liquidity to continue its remaining operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The 1999 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)      Acquisitions

     Effective January 1, 1999, the Company purchased all of the outstanding common stock of Connor Capital Corporation, a lessor specializing in developing captive finance programs for equipment vendors. Additionally, effective August 31, 1999, the Company acquired the assets of Internet Finance + Equipment, a distributor and lessor of Internet access equipment manufactured by several companies. Both acquisitions have been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the consolidated financial statements since the dates of the acquisition. These acquisitions had no material impact on results of operations for the year ended December 31, 1999. See note 18.

    The consideration for the 1999 acquisitions included $4,977,000 in cash payments, net of cash acquired, and future contingent cash payments of up to $12,250,000. The fair value of assets purchased and liabilities assumed in the acquisitions were $12,876,000 and $12,247,000, respectively. Total future payments contingent on earnings performance or volume of lease fundings for all acquisitions completed by the Company, including those consummated in 1999, were $16,012,000 at December 31, 1999.

(1)       Net Investment in Direct Finance Leases and Loans

      Net investment in direct finance leases and loans is as follows:

                                                                                         December 31,
                                                                        -----------------------------------------
                                                                               1999                    1998
                                                                        -------------------       ---------------
                                                                                         (In thousands)
          Lease and loan contracts receivable in installments.........            $501,557              $191,278
          Estimated residual value of leased equipment................              17,386                 8,326
          Broker fees.................................................               3,857                 1,004
          Initial direct costs........................................               4,482                 2,447
          Unearned lease income.......................................            (78,544)              (34,294)
          Allowance for doubtful receivables..........................            (11,918)               (3,791)
                                                                        -------------------       ---------------
          Net investment                                                          $436,820              $164,970
                                                                        ===================       ===============

     At December 31, 1999 future payments to be received on direct finance leases and loans are as follows:



                                                                                         Amount
                                                                                   ------------------
                                                                                     (In thousands)

             Year Ending December 31,

                    2000.....................................................            $201,082

                    2001.....................................................             143,704

                    2002.....................................................              90,261

                    2003.....................................................              44,250

                    2004 and thereafter......................................              22,260
                                                                                ------------------

             Future payments                                                             $501,557
                                                                                ==================


     At December 31, 1999 certain future lease contract payments have been assigned to financial institutions (note 8).


                       LINC CAPITAL, INC. AND SUBSIDIARIES

(5)      Equipment Held for Rental and Operating Leases, Net

     The net book value of equipment held for rental and operating leases is as follows:

                                                                                December 31,
                                                                        ------------------------------
                                                                           1999              1998
                                                                        -----------       ------------
                                                                               (In thousands)
      Equipment under operating leases............................          $6,993            $13,905
      Equipment under rental agreements...........................          19,122             16,754
                                                                        -----------       ------------
      Net book value                                                       $26,115            $30,659
                                                                        ===========       ============


     The book values presented above are net of accumulated depreciation of $9,464,000 and $8,058,000, at December 31, 1999 and 1998, respectively.
Equipment under rental agreements is comprised primarily of analytical instruments.

     At December 31, 1999 future contract payments to be received on operating leases are as follows:


                                                                                     Amount
                                                                                ------------------
                                                                                 (In thousands)
             Year Ending December 31,

                    2000.....................................................              $1,430

                    2001.....................................................               1,398

                    2002.....................................................               1,091

                    2003.....................................................                 584

                    2004 and thereafter......................................                 538
                                                                                ------------------
             Future payments                                                               $5,041
                                                                                ==================

     At December 31, 1999 certain future contract payments have been assigned to financial institutions (note 8).

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(6)      Estimated Net Book Value of Equipment at Lease Termination

     The following table represents the Company's estimated net book value (residual value) of equipment at lease termination. The residual values in the following table are recorded as components of the Company's net investment in direct finance leases and loans of $17,386,000 and equipment held for operating leases of $3,409,000 in the consolidated balance sheet at December 31, 1999.

   Year of                                                         Estimated net
   expected                                                        book value at
   termination                                                       termination
                                                             ------------------

                                                                  (In thousands)

   2000.....................................................              $4,561

   2001....................................................                3,494

   2002.....................................................               6,589

   2003.....................................................               2,832

   2004 and thereafter......................................               3,319
                                                                  --------------

                              Total                                      $20,795
                                                                   =============


(7)            Other Assets

         Other assets are as follows:
                                                                                December 31,
                                                                      ------------------------------
                                                                         1999              1998
                                                                      -----------       ------------
                                                                             (In thousands)
     Inventory ..................................................        $ 2,815            $ 4,392
     Deposits on equipment ......................................          3,443              3,082
     Property and equipment, net.................................          2,479              1,555
     Holdback on lease fundings..................................          2,133              1,349
     Available-for-sale securities...............................          2,448              1,087
     Prepaid funding costs.......................................          2,627                197
     Prepaid expenses and miscellaneous..........................          1,337                873
                                                                      -----------       ------------

            Total.................................................       $17,282            $12,535
                                                                      ===========       ============


                       LINC CAPITAL, INC. AND SUBSIDIARIES

 (8)     Debt

   Notes Payable

     Notes payable to banks and others were as follows:
                                                                            December 31,

                                                                   -------------------------------
                                                                      1999               1998
                                                                   -----------        ------------
                                                                           (In thousands)

     Senior credit facility.....................................      $99,700             $91,700
     Other......................................................        3,054               4,946
                                                                   -----------        ------------

            Total...............................................     $102,754             $96,646
                                                                   ===========        ============

     At December 31, 1999 and 1998, the Company had available a senior credit facility (the Loan Agreement ) in the amount of $117,000,000 and $155,000,000, of which $99,700,000 and $91,700,000, at December 31, 1999 and 1998, was
outstanding. The weighted-average interest rate on the Loan Agreement at December 31, 1999 and 1998 was 7.65% and 6.58%, respectively. In January 2000, the Loan Agreement was amended and renewed for $107.0 million through December 31, 2000. The Loan Agreement, as amended, provides for interest at LIBOR plus 1.50% to 1.75% or, at the Company's option, prime plus up to 0.25% or the CD rate or Fed Funds rate plus 1.55% to 1.80% with the precise rate dependent on certain leverage tests. Additionally, the Loan Agreement calls for the Company to pay a quarterly commitment fee of 0.25% on the unused daily balance below 25% of the facility and 0.50% on the unused daily balance above 25%. The facility is secured by substantially all of the assets of the Company and is used by the Company to finance the acquisition of equipment pending completion of permanent financing, financing of distribution and rental inventory and for normal working capital purposes. As of December 31, 1999, the Company was in violation of the covenants of this facility relating to minimum earnings, tangible net worth, leverage and interest coverage.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     In connection with the acquisition of Monex Leasing, Ltd., the Company issued a note payable to the former owner of the company. Such note bears interest at 8% with principal payments over a three-year period. At December 31, 1999 and 1998, $1,000,000 and $2,679,000, respectively, was outstanding. Additionally, the Company has notes payable to a third party in the amount of $2,054,000 and $2,267,000 at December 31, 1999 and 1998, respectively, at an interest rate of 10% with various payment terms and maturity dates included in other notes payable.

   Recourse and Nonrecourse Debt

     At December 31, 1999, the Company had a commercial paper conduit facility available for funding of up to $289,000,000 in lease receivables (the CP Conduit Facility ). At December 31, 1999 and 1998, $140,534,000 and $170,712,000, respectively, of this facility was utilized. At December 31, 1999 and 1998, the Company had $134,228,000 and $44,676,000 of nonrecourse debt recorded on its consolidated balance sheet under its securitization facility. In connection with the CP Conduit Facility, the Company transfers a pool of leases to a wholly-owned, bankruptcy remote, special purpose subsidiary established for the purpose of purchasing the Company's leases. This subsidiary simultaneously transfers its interest in the leases to a bank conduit facility, which issues securities to investors. The securities are collateralized by an undivided interest in the leases, the leased equipment, and certain collateral accounts. A portion of the proceeds from the securitization of leases is required to be held in a separate restricted account as collateral for the leases transferred. This amount is recorded as restricted cash. The Company, through its wholly-owned bankruptcy remote, special purpose subsidiary retains a subordinated interest in the cash flows related to the leases funded by the CP Conduit Facility and retains the right to service such leases. The weighted-average interest rate on the CP Conduit Facility at December 31, 1999 and 1998 was 6.26% and 5.63%, respectively. The facility is subject to renewal on April 28, 2000.

     During the nine months ended September 30, 1998, the Company recognized a gain upon the sale of leases in securitizations equal to the excess of the net proceeds from the sale, after deducting issuance expenses, over the cost basis of the leases. Under gain-on-sale treatment, the Company reflected the difference between the aggregate principal balance of the leases securitized and proceeds received, net of an allowance for doubtful receivables, as the securitization retained interest on the balance sheet. Effective October 1, 1998, the Company eliminated gain-on-sale treatment for securitized leases by modifying the structure of its securitization facility such that it is considered nonrecourse debt under generally accepted accounting principles. Subsequent to eliminating gain-on-sale treatment, the Company has recorded non-recourse debt equal to the cash received.



                       LINC CAPITAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     In July 1999, the Company completed a term securitization of $237 million (the July Term Securitization ). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company. In connection with the July Term Securitization, the Company repurchased certain leases, which had previously been financed in the CP Conduit Facility and removed from the balance sheet. In accordance with generally accepted accounting principles, $93,840,000, the amount of the repurchase price, was restored to the net investment in leases and loans on the consolidated balance sheet. The proceeds from the July Term Securitization were recorded as nonrecourse debt. The weighted-average interest rate on the term securitization facility is 6.24%. At December 31, 1999 and December 31, 1998, $179,891,000 and $0, respectively, was recorded as nonrecourse debt under the term securitization.

     In connection with the July Term Securitization and the CP Conduit Facility, the Company entered into amortizing interest rate cap agreements and interest rate swap agreements for aggregate notional amounts, equal to the initial aggregate principal balances of the leases securitized, of $35,406,000 and $318,653,000, respectively. These agreements effectively established fixed interest rates ranging from 5.99% to 6.76% on a substantial portion of the Company's nonrecourse debt and all of its off-balance sheet debt, to limit its exposure to adverse fluctuations in interest rates. The agreements terminate at various dates from July 21, 2003 through December 20, 2006.

     The Company also permanently finances leases with financial institutions, on either a nonrecourse and/or partial recourse basis. In connection with these financings, the Company receives a cash payment equal to the discounted value of the future rentals less, in certain cases, a holdback or cash reserve (note 7). In the event of default by a lessee under a lease which has been assigned to a lender under these financings, the lender has recourse to the lessee and to the underlying leased equipment but no recourse to the Company except to the extent of the recourse portion of the financing, including any holdback or cash reserve. Proceeds from the financing of leases are recorded as debt. At December 31, 1999 and 1998, the Company had $37,131,000 and $31,957,000, respectively, outstanding under these financings. Interest rates in connection with these loans ranged from 6.50% to 10.99% at December 31, 1999.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     At December 31, 1999 the future scheduled principal maturities of recourse and nonrecourse debt are as follows:


                                                                                 Amount
                                                                           -------------------

                                                                             (In thousands)
      Year Ending December 31,

             2000.....................................................               $133,528

             2001.....................................................                106,973

             2002.....................................................                 67,847

             2003.....................................................                 31,183

             2004 and thereafter......................................                 11,719
                                                                           -------------------


        Total recourse and nonrecourse
           discounted lease rentals...................................               $351,250
                                                                           ===================

   Subordinated Debentures

     Subordinated debentures of the Company, which bear interest at 8.25% per annum, are due June 15, 2003. Interest is payable semiannually in June and in December. Mandatory sinking fund payments of $1,875,000 are required annually since June 15, 1993. Sinking fund requirements have been satisfied through June 15, 2001. The 8.25% Subordinated Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The subordinated debentures are convertible prior to maturity into the right to receive $377.30, in cash, per $1,000 face value of debentures. The remaining principal balances of the debentures at December 31, 1999 and 1998 are as follows:

                                                                           December 31,
                                                                 ----------------------------------
                                                                     1999                 1998
                                                                 --------------        ------------
                                                                          (In thousands)

   Subordinated debentures....................................          $7,759              $7,759

   Less discount..............................................         (1,700)              (2,065)
                                                                 --------------        ------------


          Total...............................................          $6,059              $5,694
                                                                 ==============        ============

   Covenants and Restrictions

     The Company's various debt agreements contain restrictions on, among other things, the payment of dividends, capital expenditures, the issuance or repurchase of capital stock, and the maximum percentage of delinquent leases. Furthermore, the Company is required to maintain a minimum adjusted tangible net worth (as defined), and the Company may not exceed a specified ratio of total recourse liabilities (as defined) to adjusted tangible net worth and is required to maintain minimum debt service coverage ratios (as defined). Additionally, the Company was required to maintain a minimum earnings level for the

                       LINC CAPITAL,INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


fourth quarter of 1999. The Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under the Loan Agreement at December 31, 1999. It is also in violation of similar covenants contained in the agreements relating to the CP Conduit Facility and the insurance policy that provides credit enhancement to the July Term Securitization. For further information, see note 2.

(9)      Fair Value of Financial Instruments

     The Company has determined the estimated fair value of financial instruments using appropriate valuation methodologies or available market information. The carrying values of accounts receivable, securitization retained interest, restricted cash, available-for-sale securities, cash and cash equivalents, borrowings under the senior credit facility, and subordinated debt approximate fair values at December 31, 1999 and 1998 due to the short maturities, quoted market prices, or the discounted expected cash flows of such financial instruments.

     The fair values of recourse and nonrecourse debt and other notes payable has been estimated by discounting future cash flows using rates available at each respective year end for debt with similar terms and remaining maturities.

                                                                                    December 31,
                                                 ------------------------------------------------------------------
                                                              1999                               1998
                                                 --------------------------------   -------------------------------
                                                                          (in thousands)
                                                    Carrying           Fair            Carrying          Fair
                                                     Amount           Value             Amount          Value

                                                 ---------------  ---------------   --------------- ---------------
Liabilities
      Other notes payable.....................       $ 3,054          $ 3,213           $ 4,946         $ 5,362

      Recourse and nonrecourse debt...........       351,250          345,738            76,633          76,769


     The prior table excludes the notional amount outstanding and estimated fair value of derivative financial instruments, which were as follows:


                                                                           December 31,
                                                 -----------------------------------------------------------------
                                                              1999                              1998
                                                 -------------------------------   -------------------------------
                                                                          (in thousands)
                                                    Notional           Fair             Notional          Fair
                                                     Amount            Value             Amount           Value
                                                 --------------- ---------------   --------------- ---------------
Derivative financial instruments
      Interest rate swap agreements...........      $318,653          $ 1,732          $165,576        $ (1,135)

      Interest rate cap agreements............        35,406              324            16,557               50

    The fair values of derivative financial instruments were estimated based on their termination values.


                      LINC CAPITAL, INC. AND SUBSIDIARIES

(10) Stockholders' Equity

     Preferred Stock

     During 1997, 1,000,000 shares of $0.01 par value preferred stock were authorized. At December 31, 1999 no shares are outstanding. However, on February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock. The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the preferred shares are not redeemed as a result of a change of control or a refinancing prior to that time. The Preferred Stock bears dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Preferred Stock is mandatorily redeemable upon a change of control or on January 31, 2005, whichever occurs first.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     Other Comprehensive Income

     The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows:

                                                                    Pre-Tax         Tax Expense/       Net-of-Tax
                                                                    Amount          (Benefit)          Amount
                                                               ---------------------------------------------------
                                                                                       (in thousands)
Year ended December 31, 1999
         Unrealized gain on securities:
               Unrealized holding gains .........                   $  2,743         $   1,042        $   1,701
               Reclassification adjustment for gains
                    realized in net loss.........                    (1,603)             (609)             (994)
                                                              ---------------------------------------------------
               Net unrealized gain...............                      1,140               433              707
        Foreign currency translation adjustments.                        418               159              259
                                                              ---------------------------------------------------
        Other comprehensive income...............                    $ 1,558           $   592          $   966
                                                              ===================================================

Year ended December 31, 1998
       Unrealized gain (loss) on securities:
           Unrealized holding gains .......................         $  2,395           $   951        $   1,444
           Reclassification adjustment for gains
              realized in net earnings.....................          (3,824)           (1,518)           (2,306
                                                              ---------------------------------------------------
           Net unrealized loss.............................          (1,429)             (567)            (862)
       Foreign currency translation adjustments............            (163)              (65)             (98)
                                                              ---------------------------------------------------
       Other comprehensive loss............................        $ (1,592)         $   (632)        $   (960)
                                                              ===================================================

Year ended December 31, 1997
       Unrealized gain-on securities:
           Unrealized holding gains .......................         $  1,389            $  552           $  837
           Reclassification adjustment for gains
              realized in net earnings.....................            (430)              (171)            (259)
                                                              ---------------------------------------------------
           Net unrealized gains ...........................              959                381              578
       Foreign currency translation adjustments............               -                  -                -
                                                              ---------------------------------------------------
        Other comprehensive income .........................        $    959             $  381           $  578
                                                               ===================================================

     Accumulated other comprehensive income (loss), net of tax, at December 31, 1999, 1998, and 1997 consists of unrealized gains on securities of $771,000, $64,000, and $926,000, and accumulated foreign currency adjustments of $161,000, $(98,000), and $0, respectively.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(11)     Stock Options

     The Company has four non-qualified stock option plans - the 1988 Stock Option Plan ( 1988 Plan ), the 1994 Stock Option Plan (1994 Plan), the 1997 Stock Incentive Plan, and the Non-Employee Director Option Plan. The 1988 and 1994 Plans have been terminated and no further options will be granted under those plans. However, 90,481 options remain outstanding under the 1994 Plan with exercise prices ranging from $1.51 per share to $2.69 per share. Options granted under the 1994 Plan vest over various periods, but must be exercised within 10 years after the grant date.

     During 1997, the Company adopted the 1997 Stock Incentive Plan and the Non-Employee Director Option Plan (collectively, the 1997 Plans ). The 1997 Stock Incentive Plan, as amended, permits the grant of options and other equity-based awards with respect to 1,000,000 shares of the Company's common stock and the Non-Employee Director Option Plan permits the grant of options with respect to 100,000 shares of the Company's common stock. The 1997 Plans provide for grants of options to employees and directors to purchase shares of the Company's common stock at terms established by the Board of Directors or the Compensation Committee. Options granted under the 1997 Plans were granted at an exercise price equal to the fair value at the date of grant with ten-year terms and vesting periods up to 4 years.

     In December 1998, the Company amended the 1997 Stock Incentive Plan to reduce the per share exercise price of 257,196 stock options granted to employees, other than senior management officers, to $7.06 per share from the original grant price. The revised option grant price represented the average fair value of the Company's common stock during the twenty-day period prior to re-pricing. Additionally, the 1997 Stock Incentive Plan was amended to reduce the per share exercise price of 30,000 stock options granted to certain senior management officers to the lesser of either the original grant price or $13.00 per share. The re-pricing of the stock options has been presented in the table below as if the stock options were canceled and an equal number of new options were granted.

                       LINC CAPITAL, INC. AND SUBSIDIARIES


     The following table summarizes the activity under the Plans during the year ended December 31, 1999, 1998, and 1997.

                                                        1999                        1998                       1997

                                                             Weighted-                   Weighted-                   Weighted-
                                                             Average                     Average                     Average
                                             Number          Exercise     Number         Exercise      Number        Exercise
                                             of Shares       Price        of Shares      Price         of Shares     Price


Outstanding at the beginning of year           650,468       $ 7.70        376,482        $ 8.21        504,704      $  1.77

     Granted  .  .  . . . . . . . . . . .      145,541         8.39        585,901        11.06        241,412        11.67

     Exercised  .  .  . . . . . . . . . .     (51,986)         1.93             -           -         (369,634)         1.67

     Forfeited  . . . . . . . . . . . . .     (71,651)         7.20        (24,719)         9.69            -

     Canceled  .  . . . . . . . . . . . .                                 (287,196)        15.08            -
                                             ---------       -------      ---------      ---------      ---------     --------
Outstanding  at the  end of  year . . . .     672,372          8.35        650,468          7.70        376,482         8.21
                                             ---------       -------      ---------      ---------      --------      --------
Options  exercisable  at year-end . . . .     284,763         $8.47        202,981         $7.29            -            -
                                             ---------       -------      ---------      ---------      --------      --------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                       Options Outstanding                        Options Exercisable


                                           --------------------------------------------    -----------------------------------
                                                           Weighted-
                                                            Average        Weighted-                            Weighted-
                                              Number       Remaining        Average             Number           Average
                                                of        Contractual      Exercise               of            Exercise
Range of exercise prices                      Shares          Life           Price              Shares            Price
------------------------------------------------------------------------------------------------------------------------------

$1.51 to 2.22........................          82,673         6.4           $2.19               51,073             $2.17

$2.69................................           7,808         7.5            2.69                    -                 -

$6.88 to 8.62........................         436,892         8.6            7.64              146,191              7.48

$13.00 ..............................         114,999         8.0           13.00               76,249             13.00

$19.25 ..............................          30,000         8.4           19.25               11,250             19.25

                                           -----------------------------------------------------------------------------------
                                              672,372         8.2         $  8.35              284,763            $ 8.47

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. During 1999, the Company recognized $56,000, net of compensation cost incurred, in income upon the forfeiture of options granted in 1997. During 1998, and 1997, the Company recognized $47,000, and $50,000, respectively, in compensation cost. Had compensation cost for the Company's stock option plans been determined consisted with FASB Statement No. 123, the Company's net income (loss) from continuing operations and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                          Years Ended December 31,
                                                              --------------------------------------------------
                                                                 1999               1998               1997
                                                              -----------        ------------       ------------

                                                                               (In thousands)

   Net earnings (loss) from continuing operations
           As reported........................................ $(21,534)              $4,594             $2,458
           Pro forma .......................................    (22,006)               4,131              2,366
   Net earnings (loss) from continuing operations per
       common share as reported:
          Basic ..............................................   $(4.10)                $.89               $.73
          Diluted ............................................    (4.10)                 .86                .72
   Net earnings (loss) from continuing operations per
       common share pro forma:
          Basic ..............................................   $(4.19)                $.80               $.70
          Diluted ............................................    (4.19)                 .77                .70


     For purposes of calculating the compensation cost consistent with FASB Statement No. 123, the fair value of each grant is estimated on the date of the grant. For options granted under the 1988 Plan and the 1994 Plan, the fair value of each options grant was calculated using the minimum value method specified by FASB Statement No. 123 with the following assumptions: risk-free interest rate of 6.0%, expected lives ranging from 3 to 9 years, and expected volatility and dividend rate of 0%. For options granted under the 1997 Plans, the fair value of each option grant in 1999 and 1998, respectively, was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 4.6% and 5.3%, expected lives of 5.0 and 4.7 years, expected volatility of 35%, and a dividend rate of 0%.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The weighted average fair value of options granted during 1999 and 1998 was $3.72 and $4.18, respectively, per share. During 1997, 31,234 options were granted at an exercise price of $2.69 per share with a weighted average fair value of $1.17 per share and 210,178 options were granted at an exercise price of $13.00 per share with a weighted average fair value of $4.93 per share.


(12)     Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations.


                                                                                Years ended December 31,
                                                              ---------------------------------------------------------
                                                                  1999                 1998                1997
                                                              -----------          ------------        ------------
                                                                        ( in thousands, except per share data)
Numerator for basic and diluted earnings per
    share from continuing operations--
    net earnings (loss) from continuing operations         $   (21,534)             $   4,594         $   2,458
                                                           --------------        -------------       --------------
Denominator for basic earnings per share--
    weighted average shares                                   5,254,357             5,171,359         3,371,527
Effect of dilutive stock options                                    -                 175,222            25,811
                                                           --------------        -------------       --------------
Denominator for diluted earnings per share--
    adjusted weighted average shares                          5,254,357             5,346,581         3,397,338
                                                           --------------        -------------       --------------
Net earnings (loss) from continuing operations:
    Basic earnings (loss) per share                        $     (4.10)            $      .89         $     .73
    Diluted earnings (loss) per share                            (4.10)                   .86               .72

     Contingent shares issuable in connection with the acquisition of Monex Leasing, Ltd. and stock options that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive, were 704,724, 78,528, and 0, for the year ended December 31, 1999, 1998, and 1997, respectively.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(13)     Income Taxes

     The provisions for income tax expense (benefit) for continuing operations were comprised of the following:

                                                                              Years Ended December 31,
                                                                 ---------------------------------------------------
                                                                    1999               1998                1997
                                                                 ------------       ------------        ------------

                                                                                   (In thousands)
      Current:

           Federal.....................................             $   564                 318              $  367


           State.......................................                 486                 437                  66

      Deferred:

           Federal.....................................              (1,677)              2,318                 852

           State.......................................                (680)               (49)                 342
                                                                 ------------       ------------        ------------

                 Total income tax expense (benefit)....          $   (1,307)        $     3,024         $     1,627
                                                                 ============       ============        ============


     Deferred tax expense (benefit) relates principally to the difference in the method of recognizing revenue and expense on direct finance leases for financial reporting purposes versus tax purposes. The provision for income taxes differs from the expected income tax provision (computed by applying the Federal tax rate of 35%) for the following reasons.

                                                                             Years Ended December 31,
                                                               --------------------------------------------------
                                                                  1999              1998                1997
                                                               ------------      ------------        ------------

                                                                                  (In thousands)

   Expected tax provision (benefit)...................         $   (7,995)       $    2,666          $ 1,434

   State taxes, net of Federal tax benefit............               (127)              252              265

   Adjustment to valuation allowance..................               6,806                -                -

   Other..............................................                   9              106              (72)
                                                                ------------      ------------       ------------



              Income tax expense (benefit)............          $  (1,307)            $3,024            1,627
                                                               ============      ============        ============

     For the year ending December 31, 1999, the Company provided a deferred tax benefit only to the extent of its previously recorded deferred tax liabilities.


                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                    1999                 1998               1997
                                                                 ------------        -------------       ------------

                                                                                   (In thousands)
Deferred tax assets:

     Net operating loss carryforwards........................       $   -           $   1,350           $5,159


     Investment tax credit carryforwards.....................           -               2,409            2,741


     Alternative minimum tax credit carryforwards............          325                944              671


     Investment in leased equipment..........................        4,786                  -               -


     Goodwill  ..............................................        5,177                  -               -


     Deferred compensation...................................          623                  -               -
                                                                   ---------           ---------       ---------

         Total gross deferred tax assets.....................       10,911               4,703            8,571


     Less valuation allowance...............................       (10,438)             (3,632)         (4,319)
                                                                  ---------          -----------     -----------

         Net deferred tax assets.............................          473                1,071           4,252
                                                                 ----------          -----------     ----------

Deferred tax liabilities:

     Investment in leased equipment..........................           -               (2,955)          (3,873)


     Unrealized gain on securities...........................         (473)                (40)            (615)
                                                                    --------          ----------        ---------
         Total gross deferred tax liabilities................         (473)             (2,995)          (4,488)
                                                                    --------          ----------        ---------
         Net deferred tax asset (liability)..................        $  -             $ (1,924)         $  (236)
                                                                   =========          ==========        =========

     The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $6,806,000 and a decrease of $687,000, respectively. At December 31, 1999, the Company has established a valuation allowance on deferred tax assets as their realization are not "more likely than not."

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(14)     Other Commitments

     The  Company  leases  several  offices  and  a  warehouse   facility  under
noncancelable operating leases. The future minimum rental payments due under these leases are as follows:


                                                                                      Amount
                                                                                 ------------------

                                                                                  (In thousands)
         Year Ending December 31,

                2000.....................................................              $2,113,000

                2001.....................................................               2,006,000

                2002.....................................................               1,712,000

                2003.....................................................               1,289,000

                2004 and thereafter......................................               3,138,000
                                                                                 ------------------


                  Total..................................................             $10,258,000
                                                                                 ==================

[FN]

     The Company's total obligation for rent was $2,014,000, $1,438,000, and $1,042,000 for 1999, 1998, and 1997, respectively. A portion of the Company's obligation for rent, set forth above, during 1999, 1998 and 1997 has been allocated and charged to LFC Capital, Inc., a related party (note 16).

     The Company's corporate headquarters and its Select Growth Finance, Portfolio Finance, and a substantial portion of its Vendor Finance activities are located in Chicago, Illinois and occupy approximately 44,000 square feet of office space. This space is occupied under a lease, which expires on June 30, 2006. The Company's Rental & Distribution activities are located in Foster City, California and Charlotte, North Carolina and occupy approximately 23,500 square feet and 1,600 square feet of office space, respectively. This space is occupied under leases, which expire on May 31, 2002 and July 31, 2000. A portion of the Company's Vendor Finance activities operate out of offices located in Minneapolis, Minnesota, and Houston, Texas, which occupy approximately 15,000 and 9,000 square feet of office space and are leased under leases that expire on February 28, 2003 and July 31, 2004, respectively.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     An unrelated third party has committed to sublease approximately 8,000 square feet of the office space at the Company's corporate headquarters through June 30, 2006 at $150,000 per annum. The Company also subleases a portion of the facility of its Rental and Distribution activities under a month-to-month sublease agreement and a portion of its other office space under a sublease agreement that expires in October 2000. Rent received under the sublease agreements for 1999, 1998 and 1997 was $273,000, $204,000, and $191,000,
respectively.

(15)     Segment Information

     The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The Select Growth Finance segment directly originates leases and accounts receivable and other asset-backed financing to emerging growth companies, primarily serving the telecommunications, high-tech manufacturing, Internet-related and information technology industries ( Select Growth Finance ). The Portfolio Finance segment finances leases generated by smaller equipment lessors. The Rental and Distribution segment engages in rental, leasing, and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries and the distribution and leasing of telecommunications and networking equipment. The Vendor Finance segment establishes leasing programs for manufacturers and distributors. The Company's reportable segments are strategic business units that serve different markets and offer different products and services, which complement each other. They are managed separately since each business requires different pricing and marketing strategies. Each segment primarily generates business in the U.S. The amount of revenues generated and assets held outside of the U.S. are impracticable to disclose. Each segment's customer base is highly diversified, with no significant customer concentrations.

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

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The corporate component of earnings from continuing operations before income taxes and minority interest represents corporate selling, general and administrative expenses for activities such as acquisition searches not allocable to a segment. Certain selling, general and administrative expenses, including depreciation expense on corporate property and equipment, are allocated to each segment based on employee headcount or a combination of lease and loan receivables and the number of contracts serviced. Corporate assets consist of cash, including restricted cash; certain investments, property and equipment, and other assets not identifiable with any particular segment.

                                                Select                      Rental
                                                Growth      Portfolio        and         Vendor
             (Dollars in thousands)            Finance       Finance     Distribution    Finance    Corporate   Consolidated
------------------------------------------------------------------------------------------------------------------------------


Year end December 31, 1999
      Total revenues.....................      $12,623       $20,842        $43,306     $16,934     $-           $93,705
      Depreciation and
           amortization expense .........          439         2,684          4,806         772      -             8,701
      Interest expense...................        4,273        12,588          1,048       6,777      -            24,686
      Earnings (loss) from continuing
         operations before income taxes
         and minority interest                 (2,903)         1,394          2,163    (21,459)      (2,037)    (22,842)
      Total assets.......................       61,075       202,687         47,805     195,756        5,565     512,888
      Lease fundings.....................      $36,005      $119,376         $9,645    $168,101       $-        $333,127
                                             ---------------------------------------------------------------------------------

Year end December 31, 1998
     Total revenues.....................       $13,036       $11,059        $40,249      $8,698        $-        $73,042
     Depreciation and
       amortization expense.............           399         1,628          4,275         273         -          6,575
     Interest expense...................         3,207         2,265          1,041       2,443         -          8,956
     Earnings (loss) from continuing
       operations before income taxes
       and minority interest............         4,038         1,615          1,681       1,193       (909)        7,618
     Total assets.......................        72,757        82,911         30,725      56,622       5,869      248,884
     Lease fundings.....................       $52,405      $146,051         $6,916     $48,012         -       $253,384
                                             ---------------------------------------------------------------------------------

Year ended December 31, 1997
     Total revenues.....................        $8,450        $2,847        $30,380       $-          $-         $41,677
     Depreciation and
       amortization expense.............           407           420          3,679        -           -           4,506
      Interest expense...................        2,356           787          1,155        -           -           4,298
     Earnings (loss) from continuing
       operations before income taxes
       and minority interest............         2,547           466          1,461        -           (376)       4,098
     Total assets.......................        45,530        36,548         23,432                    3,467     108,977
     Lease fundings.....................       $32,568       $39,671         $7,001       $-           $-        $79,240
                                              ---------------------------------------------------------------------------------

                       LINC CAPITAL, INC. AND SUBSIDIARIES

(16) Distributions to Certain Shareholders and Discontinued Operations

     In 1997, the Company transferred to its wholly owned subsidiary, LFC Capital, Inc. (formerly known as LINC Finance Corporation), certain assets and related liabilities not used in the Company's continuing businesses and the preferred stock issued by the Company's subsidiary, LINC Quantum Analytics, Inc. (the Subsidiary Preferred Stock ).

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

     As a result of the distribution, the results of operation of LFC Capital, Inc. and certain related businesses, including those related businesses disposed of in prior years, have been classified as discontinued operations in the accompanying financial statements. Revenues of such discontinued operations for the year ended December 31, 1997 were $7,405,000. The principal assets of discontinued operations consisted of a portfolio of leased diagnostic medical imaging equipment and an art collection.

     The Company has agreed to provide certain limited lease servicing activities to LFC Capital, Inc., including billing, collection and invoicing, for the remaining portfolio of leases owned by LFC Capital, Inc. The Company received $156,000, $270,000 and $83,000 for such services performed in 1999, 1998 and 1997, respectively. The Company has agreed to provide such services to LFC Capital, Inc. in 2000 on a month-to-month basis for $4,000 per month. Additionally, LFC Capital, Inc. subleased from the Company, approximately 1,000 square feet in 1999 and 2,500 square feet in 1998 and 1997 of space adjacent to the Company's executive offices for approximately $27,000 in 1999 and $68,000 in 1998 and 1997, which was equal to the Company's cost for such space. In 2000, LFC Capital, Inc. will sublease from the Company on a month-to-month basis, approximately 600 square feet for approximately $1,000 per month. Thirty-day notice is required to by either party to terminate these agreements.

                       LINC CAPITAL, INC. AND SUBSIDIARIES

     The agreements relating to the net assets of the discontinued operations prohibit LFC Capital, Inc. from competing with the Company for the longer of three years or the period of time during which certain officers are employed by the Company plus one year. Such agreements require LFC Capital, Inc. to refer all lease origination opportunities that its employees may encounter to the Company.

(17)     Related Party Transaction

     A member of the Company's Board of Directors, who is also president of LFC Capital, Inc. served as a consultant to the Company with respect to various aspects of the Company's business and strategic issues. Fees paid by the Company for such services, including a referral fee paid in connection with the acquisition of Comstock Leasing, Inc., during the years ended December 31, 1999, 1998, and 1997 were $156,000, $188,000, and $119,000, respectively.

(18)     Fourth Quarter Results and Adjustments

     During the fourth quarter of 1999, the Company incurred a net loss of $21,209,000. The operating results were adversely effected by the following items. As a result of the operating results of its Vendor Finance activities and re-evaluation of the expected future cash flows from these activities, the Company recognized an impairment of the goodwill related to certain of its Vendor Finance companies and charged off $13,914,000. Also, the Company recorded a provision for credit losses in the amount of $8,765,000 resulting from substantially higher rates of lease defaults in the Select Growth and Vendor Finance companies.

[KPMG LLP Letterhead]


                          Independent Auditors' Report



The Board of Directors and Stockholders
LINC Capital, Inc.:

Under date of April 13, 2000 we reported on the consolidated balance sheets of LINC Capital, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

The audit report on the consolidated financial statements of LINC Capital, Inc. and subsidiaries referred to above contains an explanatory paragraph that states the Company incurred a loss in 1999, the Company is not in compliance with certain debt covenants of existing credit facilities, and the Company's primary group of lending banks has effectively ceased advances under the revolving line of credit and the Company has substantially curtailed new lease originations. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule included does not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceeding paragraph, we are unable to express, and we do not express, an opinion on the financial statement schedule.


/s/ KPMG LLP

Chicago, Illinois
April 13, 2000

Schedule II - Valuation and Qualifying
Accounts

For the Three Years Ended December 31, 1999
(in thousands)

                                                              Additions
                                             Balance at      charged to                                       Balance at
                                            beginning of      costs and       Recoveries                         end
              Description                      period         expenses        and other      Charge offs      of period
----------------------------------------   ---------------  --------------  --------------- --------------  ---------------

Allowance for Doubtful Accounts
     Year ended December 31, 1997               1,294           1,253             203            (198)            2,552
     Year ended December 31, 1998               2,552           5,280           1,079          (3,312)            5,599
     Year ended December 31, 1999               5,599          15,966           1,163         (10,732)           11,996

Inventory Reserve
     Year ended December 31, 1997                 552             123              -             (105)              570
     Year ended December 31, 1998                 570             106              -              (58)              618
     Year ended December 31, 1999                 618             126              -              (75)              669