Form 10-Q
period 2000-03-31
LINC CAPITAL INC
filed 2000-05-22
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended March 31, 2000

                               OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-23309
                               LINC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                06-0850149
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      303 East Wacker Drive, Suite 1000,                  60601
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

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS


PART I.                   FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:
         Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999 (unaudited)..........          3
         Consolidated Statements of Operations -
           Three Months ended March 31, 2000 and 1999 (unaudited)....          4
         Consolidated Statements of Cash Flows -
           Three Months ended March 31, 2000 and 1999 (unaudited)....          5
         Notes to Consolidated Financial Statements..................          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................         14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..         18



PART II.                  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................          18

Item 2.  Changes in Securities and Use of Proceeds..................          18

Item 3.  Defaults Upon Senior Securities............................          19

Item 5.  Other Information..........................................          19

Item 6.  Exhibits and Reports on Form 8-K...........................          19

SIGNATURES..........................................................          19

                       LINC Capital, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                   March 31,      December  31,
                                                                                     2000             1999
ASSETS
Net investment in direct finance leases and loans.................                 $441,313         $436,820
Equipment held for rental and operating leases, net...............                   29,292           26,115
Accounts receivable...............................................                   11,178           13,354
Restricted cash...................................................                   13,017           11,254
Other assets......................................................                   16,768           17,726
Goodwill..........................................................                    3,265            3,225
Cash and cash equivalents.........................................                    4,029            4,394
                                                                           ------------------ ----------------
Total assets......................................................                 $518,862         $512,888
                                                                           ================== ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Senior credit facility and other senior notes payable.............                 $103,386         $102,754
Recourse debt.....................................................                    3,118            3,152
Nonrecourse debt..................................................                  356,051          348,098
Accounts payable..................................................                    9,400           15,208
Accrued expenses..................................................                    6,066            8,795
Customer holdbacks................................................                    9,351            7,607
Subordinated debentures...........................................                    6,160            6,059
                                                                          ------------------ ----------------
Total liabilities.................................................                 $493,532         $491,673
                                                                          ------------------ ----------------

Redeemable preferred stock, $25,000 par value, 225 shares
  authorized, issued and outstanding, stated at redemption value..                    5,700                -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 15,000,000 shares
  Authorized; 5,330,953 shares issued;
  5,265,050 shares outstanding....................................                        5                5
Additional paid-in capital........................................                   29,722           29,797
Deferred compensation from issuance of options....................                     (11)             (12)
Stock note receivable.............................................                    (182)            (182)
Treasury stock, at cost; 65,903 shares............................                    (287)            (287)
Accumulated other comprehensive income............................                      848              932
Accumulated deficit...............................................                 (10,465)          (9,038)
                                                                          ------------------ ----------------
                                      Total stockholders' equity                    $19,630          $21,215
                                                                          ------------------ ----------------
                      Total liabilities and stockholders' equity                   $518,862         $512,888
                                                                          ================== ================

                              See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)
                  (Dollars in thousands, except per share data)



                                                                                       Three Months ended
                                                                                            March 31,
                                                                                      2000             1999
REVENUES:
      Sales of equipment.........................................                    $9,088           $6,899
      Direct finance lease income................................                    10,437            5,838
      Interest income............................................                       947              819
      Rental and operating lease revenue.........................                     2,164            2,699
      Servicing fees and other income............................                       822            2,631
      Gain on sale of lease receivables..........................                       166               71
      Gain on equipment residual values..........................                       137              251
      Gain (loss) on equity participation rights.................                      (52)              234
                                                                          ------------------ ----------------
                                                        Total revenues               23,709           19,442
                                                                          ------------------ ----------------

EXPENSES:
      Cost of equipment sold.....................................                    $7,403           $5,498
      Selling, general and administrative........................                     6,089            6,199
      Interest...................................................                     8,446            4,031
      Depreciation of equipment under rental agreements
        and operating leases.....................................                     1,575            1,783
      Amortization of intangibles................................                       426              258
      Provision for credit losses................................                     1,197            1,086
                                                                          ------------------ ----------------
                                                                                     25,136           18,855
                                                  Total expenses          ------------------ ----------------
Earnings (loss) before income taxes..............................                   (1,427)              587
Income tax expense...............................................                     ---                162
                                                                            ---------------- ----------------

Net earnings (loss)..............................................                  $(1,427)             $425
                                                                          ================== ================

Net earnings (loss) per common share:
       Basic.....................................................                  $ (0.29)            $ .08
       Diluted...................................................                  $ (0.29)            $ .08


                                     See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
                  Consolidated Cash Flow Statements (Unaudited)
                             (Dollars in thousands)



                                                                                    Three Months ended
                                                                                         March 31,
                                                                                    2000              1999
Cash flows from operating activities:
   Net earnings (loss)...........................................                  $(1,427)           $425
          Adjustments to reconcile net earnings (loss) to net cash
          provided by operations:
             Depreciation and amortization.......................                     2,296          2,252
             Direct finance lease income.........................                  (10,437)        (5,838)
             Payments on direct finance leases...................                    58,552         21,042
             Deferred income taxes...............................                      ---             162
             Provision for credit losses.........................                     1,197          1,086
             Gain on sale of lease receivables...................                     (166)           (71)
             Loss (gain) on equity participation rights..........                        52          (234)
             Amortization of discount............................                       101            136
             Deferred compensation...............................                         1           (26)
  Changes in assets and liabilities:
             Decrease (increase) in receivables..................                     2,236        (1,249)
             Increase in restricted cash.........................                   (1,763)          (544)
             Decrease (increase) in assets and goodwill..........                       189          (169)
             Increase (decrease) in accounts payable.............                   (5,808)          3,689
             Decrease in accrued expenses........................                   (2,729)          (981)
             Increase (decrease) in customer holdbacks...........                     1,744        (1,150)
                                                                                   ---------     ---------
Cash provided by operating activities                                                44,038         18,530
                                                                                   ---------     ---------
Cash flows from investing activities:
      Cost of equipment acquired for lease and rental............                 $(59,388)      $(96,965)
      Cash used in acquisitions, net of cash acquired............                     ---          (1,497)
      Receipts on securitization retained interest...............                        88          2,388
      Fixed assets purchased.....................................                     (446)          (474)
      Proceeds from sale of investments..........................                     ---              234
                                                                                  ----------    -----------
                    Net cash used in investing activities                        $ (59,746)     $ (96,314)
                                                                                  ----------    -----------

                                     See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
           Consolidated Cash Flow Statements (Unaudited) - (Continued)
                             (Dollars in thousands)



                                                                                      Three Months ended
                                                                                          March 31,
                                                                                   2000                 1999
Cash flows from financing activities:
      Net increase in notes payable.............................                   $835              $11,933
      Proceeds from recourse and nonrecourse debt...............                 63,803               86,100
      Repayments of recourse and nonrecouse debt................                (56,087)            (22,894)
      Proceeds from sales of lease receivables..................                   1,167                 940
      Proceeds from issuance of redeemable preferred stock......                   5,625                 ---
      Sale of stock.............................................                    ---                  395
                                                                                ---------           --------
Net cash provided by financing activities.......................                  15,343              76,474
                                                                                ---------           --------
Net decrease in cash............................................                   (365)             (1,310)
Cash and cash equivalents at beginning of period................                   4,394               1,428
                                                                                ---------            --------
Cash and cash equivalents at end of period......................                  $4,029                $118
                                                                                =========            ========
Supplemental disclosures of cash flow information:
      Interest paid.............................................                  $8,524              $2,706
      Income taxes paid.........................................                    $272                $287



          See accompanying notes to consolidated financial statements.

                      LINC Capital, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)



(1)       The Company

     LINC Capital, Inc. (the "Company") is a finance company that provides leasing, asset-based financing, and equipment rental and distribution services to growing businesses. The Company's principal businesses are (i) the direct origination of leases and accounts receivable and other asset-backed financing to emerging growth companies primarily serving the telecommunications, high-tech manufacturing, Internet-related and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries and the leasing and distribution of equipment to Internet-related businesses ("Rental and Distribution"), and (iv) the establishment of leasing programs for manufacturers and distributors ("Vendor Finance").

(2)   Significant Accounting Policies

      Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(3)   Debt Covenant Violations and Continuance of the Company as a Going Concern

     At March 31, 2000 and December 31, 1999, the Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its senior revolving credit facility (the "Loan Agreement"). The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Company's commercial paper conduit securitization facility (the "Conduit Facility") and its term securitization completed in July 1999 (the "Term Securitization"). The Company is currently in discussions with the lenders under the Loan Agreement and the liquidity providers under the Conduit Facility regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been suspended, with the exception of a small number of leases originated as a by-product of the Company's rental and distribution activities. Liquidity continues to be available to the Conduit Facility until June 19, 2000. However, the Company is precluded from funding new transactions into the Conduit Facility and the normal periodic return of its retained interest, concurrent with the repayment of debt, has been deferred. Should liquidity not be available to the Conduit Facility beyond June 19, 2000, the interest rate would immediately increase by approximately 300 basis points, with further increases over time, and the Company may be required by the liquidity providers to sell the lease portfolio held by the CP Conduit at their discretion. The Company has agreed with representatives of the Term Securitization to transfer servicing of the underlying lease portfolio to a third party. In addition, recovery of the Company's retained interest has been deferred until the Term Securitization debt has been repaid.

     The Company is in the process of selling portfolios of leases to repay debt and provide working capital, consistent with a plan that has been presented to its Loan Agreement lenders. This plan also anticipates that the Company will outsource the servicing of substantially all of its remaining portfolio of leases, substantially reducing overhead. On-going activities will focus on the Company's profitable rental and distribution activities, which the Company intends to refinance. The employee headcount has been reduced from 221 at December 31, 1999, including 53 in the rental and distribution operations, to 135 at May 19, 2000, including 55 in rental and distribution. The headcount is expected to be further reduced to fewer than 80 by August 2000, including 57 in rental and distribution. Lenders under the Loan Agreement have been asked to forebear to allow the Company to implement its plans in an orderly fashion.

     In the event that the Company is unable to successfully obtain forbearance from its secured creditors for a period that enables it to sell elements of its lease portfolio and to re-focus on, and refinance, its rental and distribution activities, the Company may be required to seek protection under the Bankruptcy Code. Also, if various unsecured creditors were to enforce their claims, the Company could be forced into bankruptcy. In addition, even if the Company was to successfully obtain forbearance from its secured lenders, forestall action by its unsecured creditors, and successfully sell elements of its lease portfolio, there can be no assurance that the proceeds of such sales would provide the Company with sufficient liquidity to continue its remaining operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements at March 31, 2000 and December 31, 1999 do not include any adjustments that might result from the outcome of this uncertainty.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(4)  Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:

                                                                                  March 31,      December 31,
                                                                                    2000              1999

                                                                                         (In thousands)
      Lease and loan contracts receivable in installments...............          $503,000         $501,557
      Estimated residual value of leased equipment......................            18,128           17,386
      Broker fees.......................................................             4,792            3,857
      Initial direct costs..............................................             5,027            4,482
      Unearned lease income.............................................          (78,623)         (78,544)
      Allowance for doubtful receivables................................          (11,011)         (11,918)
                                                                          ----------------- ----------------
      Net Investment....................................................          $441,313         $436,820
                                                                          ================= ================


(5)       Equipment Held for Rental and Operating Leases, Net

The net book value of equipment held for rental and operating leases is as follows:

                                                                                  March 31,       December 31,
                                                                                    2000              1999
                                                                                        (In thousands)

      Equipment under operating leases..................................            $6,882           $6,993
      Equipment under rental agreements.................................            22,410           19,122
                                                                          ------------------ ----------------
      Net book value....................................................           $29,292           $26,115
                                                                          ================== ================

     The book values presented in the above table are net of accumulated depreciation of $10,337,000 and $9,464,000 at March 31, 2000 and December 31, 1999, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.


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

LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)


                                                                                    March 31,      December 31,
                                                                                      2000             1999
                                                                                     (Dollars in Thousands)
Select Growth Finance:
           Gross Receivable Balance                                                 $71,075          $79,980
           31 -  60 days past due                                                     3.52%            1.08%
           61 -  90 days past due                                                     1.12%            0.66%
           Over 90 days past due                                                      2.01%            1.20%
Portfolio Finance:
           Gross Receivable Balance                                                $205,612         $223,538
           31 -  60 days past due                                                     2.95%            2.65%
           61 -  90 days past due                                                     1.02%            1.60%
           Over 90 days past due                                                      0.54%            0.08%
Rental and Distribution:
           Gross Receivable Balance                                                 $15,053          $12,450
           31 -  60 days past due                                                     6.61%            6.48%
           61 -  90 days past due                                                     0.38%              - -
           Over 90 days past due                                                      0.01%            0.07%
Vendor Finance:
           Gross Receivable Balance                                                $244,624         $224,253
           31 -  60 days past due                                                     3.38%            3.31%
           61 -  90 days past due                                                     1.80%            1.34%
           Over 90 days past due                                                      1.73%            1.70%
Totals:
           Gross Receivable Balance                                                $536,364         $540,221
           31 -  60 days past due                                                     3.33%            2.78%
           61 -  90 days past due                                                     1.37%            1.31%
           Over 90 days past due                                                      1.26%            0.92%
Average net investment in leases and
               loans owned and managed                                             $477,023         $394,628

Net charge-offs                                                                      $2,177          $10,104
Annualized net charge-off percentage                                                  1.83%            2.56%

Allowance for doubtful receivables included in:
              Net investment in direct finance leases and loans                     $11,011          $11,918
              Securitization retained interest                                        - - -               78
                                                                          ------------------ ----------------
Total allowance and holdbacks                                                       $11,011          $11,996
Holdback reserves on portfolios acquired                                              2,082            2,386
                                                                          ------------------ ----------------
Total allowance and holdbacks                                                       $13,093          $14,382
                                                                          ================== ================

Recourse to Portfolio Finance customers in addition
                                                                          ------------------ ----------------
to holdback reserves on portfolios acquired                                         $18,363          $18,333
                                                                          ================== ================

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)



(7)      Debt

     Notes Payable

     Notes Payable to banks and others were as follows:
                                                                                 March 31,         December 31,
                                                                                   2000                 1999

                                                                                        (In thousands)

      Senior credit facility.........................                              $101,000          $99,700
      Other..........................................                                 2,386            3,054
                                                                          ------------------ ----------------
                         Total.......................                              $103,386         $102,754
                                                                          ================== ================


     At March 31, 2000 and  December  31, 1999,  $101,000,000  and  $99,700,000,
respectively, was outstanding under a senior credit facility (the "Loan Agreement"). The weighted-average interest rate on the Loan Agreement at March 31, 2000 and December 31, 1999 was 7.66% and 7.65%, respectively. The facility is secured by substantially all of the assets of the Company and was used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. As of March 31, 2000 and December 31, 1999, the Company was in violation of the covenants of its Loan Agreement relating to minimum earnings, minimum tangible net worth, leverage and interest coverage. It was also in violation of covenants contained in the agreements relating to the Conduit Facility and the insurance policy that provides credit enhancement to the Term Securitization. For further information, see note 3.

     Nonrecourse and Recourse Debt

     At March 31, 2000 and December 31, 1999, the Company had $172,651,000 and $134,228,000 of nonrecourse debt recorded on its consolidated balance sheet under its Conduit Facility, with weighted-average interest rates of 7.33% and 6.26%, respectively. Additionally, at March 31, 2000 and December 31, 1999, $155,936,000 and $179,891,000 was recorded as nonrecourse debt under the Term Securitization. The weighted-average interest rate on the Term Securitization is 6.24%. The Company also permanently finances leases with financial institutions, on either a nonrecourse and/or partial recourse basis. At March 31, 2000 and December 31,1999, the Company had $30,582,000 and $37,131,000, respectively, outstanding under these financings.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(8)      Earnings per Share


     The following table sets forth the computation of basic and diluted earnings per share.

                                                                                    Three months ended March 31,
                                                                                    2000                    1999
                                                                                  (In thousands, except share data)
       Net earnings (loss) from operations.........................                  $(1,427)             $425
           Preferred stock dividends...............................                        75               -

       Numerator for basic and diluted earnings (loss) per share -
           Net earnings (loss) available to common                                 ----------        ----------
        stockholders...............................................                  $(1,502)             $425
                                                                                   ----------        ----------
       Denominator for basic earnings (loss) per share -
       Weighted average shares outstanding.........................                 5,265,050        5,221,682
       Effect of dilutive stock options............................                         -          135,247
                                                                                    ---------        ----------
       Denominator for diluted earnings (loss) per share...........                 5,265,050        5,356,929
        Net earnings (loss)                                                         ---------        ----------
                    Basic earnings per share.......................                   $(0.29)             $.08
                    Diluted earnings per share.....................                   $(0.29)             $.08

(9)    Comprehensive Income

         The  components of comprehensive income (loss) for the three months ended
     March 31, 2000 and 1999 are as follows:
                                                                                   Three months ended March 31,
                                                                                    2000                 1999
                                                                                          (In thousands)

       Net earnings (loss).........................................                   $(1,427)             $425

       Other comprehensive income (loss), net of tax:
                   Unrealized loss on securities...................                      (109)             (96)
                   Foreign currency translation adjustment.........                         25               27
                                                                                      ---------           --------
      Comprehensive income (loss)..................................                  $ (1,511)              $356
                                                                                     ==========           ========

Accumulated other comprehensive income (loss), net of tax, at March 31, 2000 and December 31, 1999 consists of unrealized gains on securities of $662,000 and $771,000 and accumulated foreign currency translation adjustments of $186,000 and $161,000, respectively.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(10)  Segment Information

     The Company has four reportable segments: Select Growth Finance,  Portfolio
     Finance, Rental and Distribution, and Vendor Finance. The following table presents certain information by segment.

                                               Select                      Rental
                                               Growth      Portfolio        and          Vendor
(In thousands)                                 Finance     Finance       Distribution    Finance      Corporate    Consolidated
Three months ended March 31, 2000
    Total revenues.......................       $1,555      $3,921         $11,346       $6,887         $ -           $23,709
    Depreciation and
         amortization expense............          132         246           1,226          397            -            2,001
    Interest expense.....................        1,058       3,255             561        3,572            -            8,446
    Earnings (loss) before income taxes..       $(665)       (325)              51          (2)        (486)          (1,427)
    Total assets.........................       57,310     184,214          49,172      216,761       11,405          518,862
    Lease fundings.......................       $2,509      $5,737          $3,787      $36,928          $ -          $48,961

Three months ended March 31, 1999
    Total revenues.......................       $2,776      $5,397          $8,784       $2,485          $ -          $19,442
    Depreciation and
        amortization expense.............          111         571           1,141          218            -            2,041
    Interest expense.....................        1,083       1,856             317          775            -            4,031
    Earnings (loss) before income taxes..          237       1,904             156      (1,416)        (294)              587
    Total assets.........................       73,311     147,018          33,216       82,007        3,204          338,756
    Lease fundings.......................       $6,357     $63,093          $2,641      $24,005          $ -          $96,096


(11)  Redeemable Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock. The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the preferred shares are not redeemed as a result of a change of control or a refinancing prior to that time. The Preferred Stock bears dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Preferred Stock is mandatorily redeemable upon a change of control or on January 31, 2005, whichever occurs first. The Company has not paid or declared the dividend payable on March 31, 2000 as a result of defaults under the Loan Agreement. As a consequence, the dividend rate has been increased to 9%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 2000  compared to Three Months ended March 31, 1999

     Sales of equipment increased to $9.1 million from $6.9 million and cost of equipment sold increased to $7.4 million from $5.5 million due to the acquisition of Internet Finance & Equipment, Inc. in August 1999 (now LINC IF+E) which distributes and leases telecommunications, routing and Internet enabling equipment. This increase was partially offset by a 9.1% and 6.5% decrease in sales of analytical instruments and cost of analytical instruments sold, respectively, in the Company's other Rental and Distribution business. The decline in net margins on sales of equipment to 18.5% from 20.3% is due to manufacturer incentives received on equipment sold during the prior year quarter.

     Direct finance lease income increased to $10.4 million from $5.8 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired portfolios and internal lease originations. Average finance lease receivables outstanding increased 111%. In addition, during the quarter ended September 30, 1999, $99.0 million in lease receivables were repurchased from the Company's commercial paper conduit facility in connection with the completion of a term securitization and included in the Company's balance sheet. As a result, commencing in the third quarter of 1999 direct finance lease income includes the net amount of the direct finance lease income relating to such repurchased receivables.

     Interest income increased to $0.9 million from $0.8 million primarily due to an increase in interest-bearing notes receivable held by the Company. Direct finance lease income and interest income, minus interest expense, was $2.9 million, or 25.8% of direct finance lease income and interest income (the "Interest Margin") compared to $2.6 million, or 39.4%, in the prior year period. The decrease in the Interest Margin is due to an increase in interest rates beginning in the second half of 1999 and a decrease in interest income recorded on the Company's securitization retained interest, resulting from the repurchase of lease receivables from the Company's commercial paper conduit facility in connection with completion of a term securitization.

     Rental and operating lease revenue decreased to $2.2 million from $2.7 million primarily due to the maturity of operating leases acquired in 1998.

     Servicing fees and other income decreased to $0.8 million from $2.6 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The decrease over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party during the first quarter of 1999 and a decrease in fees received for servicing securitized leases resulting from a reduction in off-balance sheet securitized leases. Additionally, interim rents received by Select Growth Finance and late fees collected by Vendor Finance decreased between periods.

     Gain on sale of lease receivables increased to $0.2 million from $0.1 million. These amounts represent gains on lease receivables sold to third parties and fluctuate based on the volume of lease receivables sold in a given period.

     Gains on equipment residual values decreased to $0.1 million from $0.3 million. Gains on equipment residual values fluctuate based on the dollar volume of leases maturing in a given period.

     During the first quarter of 2000, the Company recognized a loss of $0.1 million on certain equity participation rights versus a gain of $0.2 million in the comparable prior year period. Equity participation gains and losses fluctuate from period to period based on the value of securities in the Company's portfolio and the timing of the sale of these securities.

     Selling, general and administrative expenses, net of initial direct costs capitalized, decreased to $6.1 million from $6.2 million. The decrease was attributable to an increase in initial direct costs capitalized resulting from a change in the mix of lease originations between periods. Lease originations for the Company's Portfolio Finance activities, for which initial direct costs are not capitalized under generally accepted accounting standards, were 12% and 66% of total lease originations for the quarters ended March 31, 2000 and 1999, respectively. This decrease was partially offset by an increase in personnel and operating costs associated with the acquisition of LINC IF+E in August 1999 in the Company's Rental and Distribution business unit and increased activity in the Company's other business units. The number of people employed, including employees of companies acquired, increased 15% from 176 at March 31, 1999 to 202 at March 31, 2000.

     Interest expense increased to $8.4 million from $4.0 million, due primarily to increased borrowings resulting from growth in lease originations and lease portfolios acquired, with the resulting increase in borrowings. In addition, interest expense increased over the same period in the prior year as a result of the repurchase by the Company during the quarter ended September 30, 1999 of $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of a term securitization which increased the level on nonrecourse debt, and an increase in interest rates. Average finance lease receivables outstanding increased 111%.

     Depreciation of equipment, decreased to $1.6 million from $1.8 million due to a decrease in operating leases, partially offset by an increase in equipment under rental agreements. The average net book value of equipment held for rental and operating leases decreased approximately 10% over the prior year period.

     Amortization of intangibles increased to $0.4 million from $0.3 million due to the amortization of issuance costs resulting from a term securitization completed during the third quarter of 1999, partially offset by a decrease in goodwill amortization due to the write-off of goodwill associated with the acquisitions of Comstock Leasing Inc., Monex Leasing, Ltd., Spectra Precision Credit Corp. and Connor Capital Corporation at December 31, 1999.

     The provision for credit losses increased to $1.2 million from $1.1 million despite a 49% decrease in lease originations due to a change in the mix of leases originated between periods. Lease originations for the Company's Portfolio Finance activities, which typically have holdback reserves or recourse to the Portfolio Finance customers, were 12% and 66% of total lease originations for the quarters ended March 31, 2000 and 1999, respectively.

     The Company did not record a tax benefit on the pre-tax loss of $1.4 million for the first quarter of 2000 since realization of the tax benefit cannot be assured. The Company recorded income tax expense of $0.2 million on pre-tax income of $0.6 million for the same period of the prior year.

Liquidity and Capital Resources

         General

     The Company's activities are capital intensive and require access to substantial amounts of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under its Loan Agreement with its senior lenders and its Conduit Facility, other non-recourse and recourse loans, the Term Securitization and the sale of equity.

         Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance and operating leases, rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, and financing of new lease origination's and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the three months ended March 31, 2000 and 1999 were $59.4 million and $95.0 million, respectively. The decrease between 2000 and 1999 results primarily from a decrease in the volume of securitizations completed in the first quarter of 2000, partially offset by an increase in payments received on direct finance leases.

        Credit Facilities

     In the past, the Company utilized its secured revolving credit facility provided by a syndicate of banks under the Loan Agreement to fund the acquisition and origination of leases and the purchase of rental and distribution inventory. As of March 31, 2000, the Company had borrowed $101.0 million, with a weighted-average interest rate of 7.66%.

     The Company is currently in violation of certain covenants under the Loan Agreement and is in discussions with lenders intended to lead to a forbearance of enforcement of remedies under the Loan Agreement during a period in which the Company downsizes its operations by sale of elements of its lease portfolio and outsourcing of the servicing of the portfolio. A portion of the proceeds of portfolio sales would be used to repay indebtedness under the Loan Agreement and to provide liquidity to the Company's remaining activities. During the forbearance period, the Company intends to refinance indebtedness relating to the Company's rental and distribution activities. If the Company is not able to obtain a forbearance, refinance its rental and distribution activities and provide liquidity to the rental and distribution activities, the Company may not be able to continue as a going concern. For further information, see note 3.

        Commercial Paper Conduit Securitization Facilities

     The Company, through a special purpose subsidiary, has a commercial paper conduit securitization facility in an amount of $289 million (the "Conduit Facility"). At March 31, 2000, $178.7 million of the facility was utilized. The terms of the facility permitted the financing of substantially all of the leases originated in the Company's Portfolio Finance, Vendor Finance, and Rental and Distribution activities as well as the majority of the leases originated in the Company's Select Growth Finance activities. The Company is currently in violation of certain covenants under the Conduit Facility. Consequently, the Company is precluded from funding new transactions into the Conduit Facility and the normal periodic return of its retained interest, concurrent with the repayment of debt, has been deferred, reducing the funds available to the

Company for working capital. Liquidity continues to be available to the Conduit Facility until June 19, 2000. Should liquidity not be available to the Conduit Facility beyond June 19, 2000, the interest rate would increase and the liquidity providers would be permitted to sell the lease portfolio at their discretion. The Company is in discussions with the liquidity providers to such facility to extend the maturity of the facility for an interim period during which time the Company anticipates that sales of lease portfolios will be used to reduce the outstanding amount under the Conduit Facility. There can be no assurance that the providers will extend the availability of liquidity beyond June 19, 2000. For further information, see note 3.

     At the time of placing leases in the securitization facilities, the Company enters into interest rate cap and interest rate swap agreements to manage interest rate risk.

        Term Securitization

     In July 1999, the Company, through a special purpose subsidiary, completed a term securitization in the amount of $237 million (the "Term Securitization"). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company. The remaining balance of the A-1 Certificates, the B-1 Certificates, the B-2 Certificates, and the C Certificates at March 31, 2000 was $142.9 million, $6.4 million, $8.9 million, and $12.0 million, respectively.

     The Company is currently in violation of certain covenants under the Term Securitization. As a result, the Company has consented to be replaced as servicer of the Term Securitization. This will result in a loss of servicing fees of approximately $800,000 during 2000. In addition, the cash flows available to the Company from its retained interest have been deferred until the Term Securitization debt has been repaid, reducing the funds available for current operations. For further information, see note 3.

        Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the Series A Preferred Stock is not redeemed as a result of a change of control or a refinancing prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company was unable to declare or make payment of the dividend on the Series A Preferred Stock due on March 31, 2000. As a consequence, the Company may be in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point.

Note on Forward Looking Information

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "expects", "intends", "believe", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the Company's plans for reducing overhead and for selling portfolios of leases, the Company's plans and intentions with regard to its rental and distribution operations, and the availability of financial resources. The
Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 1999 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates. At December 31, 1999, termination of the $354.1 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $2.1 million. At March 31, 2000, termination of the $334.6 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $2.0 million.


Part II - Other Information

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the Series A Preferred Stock is not redeemed as a result of a change of control or a refinancing prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company was unable to declare or make payment of the dividend on the Series A Preferred Stock due on March 31, 2000. As a consequence, the Company may be in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point. The total arrearage in the payment of dividends on May 18, 2000 was $0.1 million.

Item 3.  Defaults Upon Senior Securities

     The Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its Loan Agreement at March 31, 2000 and December 31, 1999. The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Conduit Facility and the Term Securitization. The amount outstanding under the Loan Agreement at May 18, 2000 was $100.0 million. The amount outstanding under the Conduit Facility and the Term Securitization at April 20, 2000, the most recent settlement date, was $171.2 million and $147.6 million, respectively. For further information, see Note 3 to Consolidated Financial Statements and Management's Discussion and Analysis - Liquidity and Capital Resources.

Item 5.   Other Information

     The Company has not scheduled an Annual Meeting of Shareholders at this time due to the time commitment and costs associated with such a meeting.

Item 6. Exhibits and Reports on Form 8-K

        Exhibits

        Exhibit
        Number           Document Description
       ---------        -------------------------
        27.1             Financial Data Schedule

        Reports on Form 8-K

     On March 17, 2000, the Company filed a current report on Form 8-K reporting under Item 5 thereof the placement of preferred stock and the renewal of its revolving credit facility until December 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LINC CAPITAL, INC.

Dated: May 19, 2000

                                             By: /s/ Allen P. Palles
                                                 ----------------------------
                                                 Allen P. Palles
                                                 Executive Vice President and
                                                     Chief Financial Officer
                                                 (Principal Financial Officer)

                                             By: /s/ Mark A. Arvin
                                                 ----------------------------
                                                 Mark A. Arvin
                                                 Senior Vice President, Finance
                                                 (Principal  Accounting Officer)