Form 10-Q
period 2000-06-30
LINC CAPITAL INC
filed 2000-08-15
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

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

                 303 East Wacker Drive, Chicago, Illinois 60601
               (Address of principal executive offices) (Zip Code)

                                 (312) 946-1000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At June 30, 2000, 5,265,050 shares of the Registrant's Common Stock were outstanding.


                                                     LINC CAPITAL, INC.

                                                      TABLE OF CONTENTS


PART I.                                            FINANCIAL INFORMATION                               PAGE

             Item 1.  Financial Statements:
                      Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999 (unaudited)................               3
                      Consolidated Statements of Operations -
                           Three and six months ended June 30, 2000 and 1999 (unaudited)..               4
                      Consolidated Statements of Cash Flows -
                           Three and six months ended June 30, 2000 and 1999 (unaudited)..               5
                      Notes to Consolidated Financial Statements (unaudited)..............               7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................              16

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........              22


PART II.                                             OTHER INFORMATION
             Item 1.  Legal Proceedings...................................................              22

             Item 2.  Changes in Securities and Use of Proceeds...........................              22

             Item 3.  Defaults Upon Senior Securities.....................................              23

             Item 4.  Submission of Matters to a Vote of Security Holders.................              23

             Item 5.  Other Information...................................................              23

             Item 6.  Exhibits and Reports on Form 8-K....................................              23

SIGNATURES            ....................................................................              24


                       LINC Capital, Inc. and Subsidiaries
                     Consolidated Balance Sheets (Unaudited)
                    (Dollars in thousands, except share data)



                                                                               June 30,       December  31,
                                                                                 2000             1999
ASSETS
Net investment in direct finance leases and loans........                      $372,041         $436,820
Equipment held for rental and operating leases, net......                        27,407           26,115
Accounts receivable......................................                        11,102           13,354
Restricted cash..........................................                         9,284           11,254
Other assets.............................................                        17,251           17,726
Goodwill.................................................                         1,629            3,225
Cash and cash equivalents................................                         5,166            4,394
                                                                          ------------------ ----------------
Total assets.............................................                      $443,880         $512,888
                                                                          ================== ================


LIABILITIES AND STOCKHOLDERS EQUITY
Senior credit facility and other senior notes payable....                       $87,180         $102,754
Recourse debt............................................                         2,302            3,152
Nonrecourse debt.........................................                       309,871          348,098
Accounts payable.........................................                        14,625           15,208
Accrued expenses.........................................                         6,907            8,795
Customer holdbacks.......................................                         5,459            7,607
Subordinated debentures..................................                         6,266            6,059
                                                                          ------------------ ----------------
Total liabilities........................................                      $432,610        $491,673
                                                                          ------------------ ----------------


Redeemable preferred stock, $25,000 par value, 225
  shares authorized, issued and
  outstanding, stated at redemption value................                        5,827                -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 15,000,000 shares
  authorized; 5,330,953 shares issued;
  5,265,050 shares outstanding...........................                            5                5
Additional paid-in capital...............................                       29,595           29,797
Deferred compensation from issuance of options...........                         (11)             (12)
Stock note receivable....................................                        (182)            (182)
Treasury stock, at cost; 65,903 shares...................                        (287)            (287)
Accumulated other comprehensive income...................                           80              932
Accumulated deficit......................................                     (23,757)          (9,038)
                                                                          ------------------ ----------------
                              Total stockholders' equity                        $5,443          $21,215

                                                                          ------------------ ----------------
              Total liabilities and stockholders' equity                      $443,880         $512,888

                                                                          ================== ================


                                 See accompanying notes to consolidated financial statements.




                                             LINC Capital, Inc. and Subsidiaries
                                      Consolidated Statements of Operations (Unaudited)
                                        (Dollars in thousands, except per share data)



                                                                              Three Months ended           Six Months ended
                                                                                   June 30,                       June 30,
                                                                              2000           1999             2000       1999
REVENUES:
      Sales of equipment.................................                   $11,535        $9,110         $20,623      $16,009
      Direct finance lease income........................                     9,221         7,095          19,658       12,933
      Interest income....................................                       842           819           1,789        1,638
      Rental and operating lease revenue.................                     2,094         2,678           4,258        5,377
      Servicing fees and other income....................                       868         1,317           1,690        3,948
      Gain (loss) on sale of lease receivables...........                     (175)           284             (9)          355
      Gain on equipment residual values..................                       304           312             441          563
      Net gain on equity participation rights............                       380         1,004             328        1,238
                                                                      -------------- ------------- --------------- ------------
Total revenues                                                               25,069        22,619          48,778       42,061

                                                                      -------------- ------------- --------------- ------------

EXPENSES:
      Cost of equipment sold.............................                    $9,172         $7,569        $16,575      $13,067
      Selling, general and administrative................                     7,520          5,362         13,609       11,561
      Interest...........................................                     8,216          4,999         16,662        9,030
      Depreciation of equipment under rental agreements
        and operating leases.............................                     1,436          1,770          3,011        3,553
      Amortization of intangibles........................                       439            252            865          510
      Provision for credit losses........................                     7,069          1,802          8,266        2,888
      Impairment loss on assets..........................                     4,509          - - -          4,509        - - -
                                                                       ------------- -------------- -------------- ------------
                                                                             38,361         21,754         63,497       40,609
Total expenses
                                                                       ------------- -------------- -------------- ------------
Earnings (loss) before income taxes......................                  (13,292)            865       (14,719)        1,452
Income tax expense.......................................                     - - -            244          - - -          406
                                                                       ------------- -------------- -------------- ------------

Net earnings (loss)......................................                 $(13,292)           $621      $(14,719)       $1,046

Net earnings (loss) per common share:
       Basic.............................................                   $(2.55)          $ .12        $(2.83)        $ .20
       Diluted...........................................                   $(2.55)          $ .12        $(2.83)        $ .19


                                 See accompanying notes to consolidated financial statements.








                       LINC Capital, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)



                                                                               Three Months ended         Six Months ended
                                                                                     June 30,                  June 30,
                                                                               2000            1999            2000          1999
Cash flows from operating activities:
   Net earnings (loss)........................................                 (13,292)          $621      $(14,719)       $1,046
         Adjustments to reconcile net earnings (loss) to net cash
          provided by operations:
             Depreciation and amortization....................                  2,154           2,223          4,450        4,475
             Direct finance lease income......................                (9,221)         (7,095)       (19,658)     (12,933)
             Payments on direct finance leases................                 59,729          37,364        118,281       58,406
             Deferred income taxes............................                  - - -             550          - - -          712
             Provision for credit losses......................                  7,069           1,802          8,266        2,888
             (Gain) loss on sale of lease receivables.........                    175           (284)              9        (355)
             Gain on equity participation rights..............                  (380)         (1,004)          (328)      (1,238)
             Impairment loss on assets........................                  4,509           - - -          4,509        - - -
             Amortization of discount.........................                    106              89            207          175
             Deferred compensation............................                  - - -               7              1         (19)
  Changes in assets and liabilities:
             Decrease (increase) in receivables...............                     16           (997)          2,252      (2,246)
             Decrease (increase) in restricted cash...........                  3,733         (2,947)          1,970      (4,369)
             Decrease (increase) in other assets and goodwill.                (4,871)           (616)        (4,682)          143
             Increase (decrease) in accounts payable..........                  5,225           1,537          (583)        5,226
             Increase (decrease) in accrued expenses..........                    840             829        (1,889)        (152)
             Increase (decrease) in customer holdbacks........                (3,892)           (268)        (2,148)      (1,418)
                                                                             ---------        --------       --------     --------
Cash provided by operating activities.........................                 51,900          31,811         95,938       50,341
                                                                             ---------        --------       --------     --------
Cash flows from investing activities:
      Cost of equipment acquired for lease and rental.........                (3,743)       (100,639)       (63,131)    (197,604)
      Cash used in acquisitions, net of cash acquired.........                  - - -           - - -          - - -      (1,497)
      Receipts on securitization retained interest............                  - - -           2,507             88        4,895
      Fixed assets purchased..................................                  (184)           (205)          (630)        (679)
      Proceeds from sale of investments.......................                    440           - - -            440          234
                                                                             ---------      ---------      ---------    ---------
Net cash used in investing activities.........................                (3,487)        (98,337)       (63,233)    (194,651)
                                                                             ---------      ---------      ---------    ---------


          See accompanying notes to consolidated financial statements.





                                             LINC Capital, Inc. and Subsidiaries
                               Consolidated Statements of Cash Flows (Unaudited) - (Continued)
                                                    (Dollars in thousands)



                                                                            Three Months ended             Six Months ended
                                                                                   June 30,                      June 30,
                                                                               2000      1999                 2000           1999
Cash flows from financing activities:
      Net increase (decrease) in notes payable....................           (15,945)      (4,378)         (15,110)        7,555
      Proceeds from recourse and nonrecourse debt.................              - - -       92,435           63,803      178,535
      Repayments of recourse and nonrecourse debt.................           (47,257)     (24,906)        (103,344)     (47,800)
      Proceeds from sales of lease receivables....................             15,926        3,257           17,093        4,197
      Proceeds from issuance of redeemable preferred stock........              - - -        - - -            5,625        - - -
      Sale of stock...............................................              - - -        - - -            - - -          395
                                                                             --------      --------       ---------     ---------
Net cash provided by financing activities.........................           (47,276)       66,408         (31,933)      142,882
                                                                             --------      --------       ---------     ---------
Net increase (decrease) in cash...................................              1,137        (118)              772      (1,428)
Cash at beginning of period.......................................              4,029          118            4,394        1,428
                                                                             --------      --------       ---------     ---------
Cash at end of period.............................................             $5,166       $- - -           $5,166       $- - -
                                                                             ========      ========       =========     =========
Supplemental disclosures of cash flow information:
      Interest paid...............................................             $8,677       $2,620          $17,201       $5,326
      Income taxes paid...........................................                $14         $282             $286         $569



                                 See accompanying notes to consolidated financial statements.

                      LINC Capital, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)



(1)       The Company

     LINC Capital, Inc. (the "Company") is a finance company that provides leasing, asset-based financing, and equipment rental and distribution services to businesses. The Company's principal activities are (i) the direct origination of leases and accounts receivable and other asset-backed financing to emerging growth companies primarily serving the telecommunications, high-tech manufacturing, Internet-related and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries and the leasing and distribution of equipment to Internet-related businesses ("Rental and Distribution"), and (iv) the establishment of leasing programs for manufacturers and distributors ("Vendor Finance").

     The Company has ceased lease originations in its Select Growth Finance, Portfolio Finance and Vendor Finance business units. The Company is continuing the operations of the largest portion of its Rental and Distribution business. As a consequence of the cessation of substantially all of its leasing activities, the Company has reduced overall employment to 99 at August 10, 2000 from 221 at December 31, 1999. See Note 3.

(2)   Significant Accounting Policies

         Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.



                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(3)   Debt Covenant Violations and Continuance of the Company as a Going Concern

     At June 30, 2000 and December 31, 1999, the Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its senior revolving credit facility (the "Loan Agreement"). The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Company's commercial paper conduit securitization facility (the "Conduit Facility") and its term securitization completed in July 1999 (the "Term Securitization"). Since March 2000, the Company has been in discussions with the lenders under the Loan Agreement and the liquidity providers under the Conduit Facility regarding forbearance from enforcement of remedies available to such parties as a result of the Company's failure to comply with the applicable covenants. During these forbearance discussions, the Company is not permitted to borrow additional funds under its Loan Agreement. New lease originations have therefore been suspended, with the exception of a small number of leases originated as a by-product of the Company's rental and distribution activities. The Company continues to operate its analytical instrument rental and distribution business in the ordinary course. The commercial paper liquidity facility available to support the Conduit Facility has been extended by the liquidity providers to October 17, 2000. The Company has been precluded from funding new lease transactions into the Conduit Facility since March 31, 2000. Should liquidity not be available to the Conduit Facility beyond October 17, 2000, the interest rate on this facility would immediately increase by approximately 300 basis points, with further increases over time, and the Company may be required by the liquidity providers to sell the lease portfolio held by the Conduit Facility.

     The Company has entered into agreements providing for the servicing of substantially all of its lease portfolio by a third party, effective in August 2000. As a consequence of the transfer of servicing of lease portfolios held by the Term Securitization and the Conduit Facility to this third party, the Company will no longer receive servicing fees from either the Term Securitization or the Conduit Facility. Such servicing fees for the first six months of 2000 were $783,000.

     As a result of the defaults in the Term Securitization and the Conduit Facility, all cash flow from the leases owned by the Term Securitization and the Conduit Facility is being used to amortize the debt certificates issued by the Term Securitization and the amount owed to the Conduit Facility, respectively. As a consequence, recovery of the Company's retained interest in the Term Securitization and the Conduit Facility has been deferred from its originally expected recovery period. This deferral has the effect of further limiting the Company's liquidity position.

     The Company is in the process of selling portfolios of leases to repay debt under the Loan Agreement and to repay amounts owed under the Conduit Facility as well as to provide working capital, consistent with a plan that has been presented to its Loan Agreement lenders. The outsourcing of servicing of substantially all of its remaining portfolio of leases will permit the Company to substantially reduce its overhead. Employee headcount has been reduced from 221 at December 31, 1999, including 53 in the rental and distribution operations, to 99 at August 10, 2000, including 50 in rental and distribution. Lenders under the Loan Agreement have been asked to forebear to allow the Company to implement its plans in an orderly fashion. At this time, such Lenders have continued to reserve their rights under the Loan Agreement and the Company is in continuing discussions with such Lenders intended to lead to an out-of-court restructuring and refinancing of the Company's operations.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


     The Company is also in the process of soliciting proposals to either refinance its Analytical Instrument Rental and Distribution business or to sell this business to a third party.

     In addition to its lease portfolios and its Rental and Distribution business, the Company holds warrants and other equity interests in 55 companies who are lessees of its Select Growth business. Based on the closing price of publicly held securities in this portfolio at August 10, 2000, the value of the Company's warrants in publicly held securities was $30.3 million, substantially all of which was attributable to warrants held by the Company in Corvis Corporation (the "Corvis Warrants"). In July 2000, Corvis Corporation, in which the company holds warrants to purchase 327,972 shares at a price of $0.762 per share completed its initial public offering. The Company is subject to a "lock-up" agreement that restricts the Company's ability to sell the Corvis Warrants prior to late January 2001. The unrealized gain on the Corvis Warrants has not been included in income or stockholders' equity. See Item 5 - Other Information.

     In the event that the Company is unable to successfully obtain forbearance from its secured creditors for a period that enables it to sell elements of its lease portfolio, to refinance or sell its Rental and Distribution business and/or to liquidate its portfolio of warrants, the Company may be required to seek protection under the Bankruptcy Code. Also, if various unsecured creditors whose obligations are past due, were to enforce their claims, the Company could be forced into bankruptcy. In addition, even if the Company were to successfully obtain forbearance from its secured lenders, forestall action by its unsecured creditors, successfully sell elements of its lease portfolio, refinance or sell its Rental and Distribution Business and liquidate its portfolio of warrants, there can be no assurance that the proceeds of the sale or refinancing of these assets would provide the Company with sufficient liquidity to continue operating as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements at June 30, 2000 and December 31, 1999 do not include any adjustments that might result from the outcome of this uncertainty.

(4)      Impairment of Assets

     At June 30, 2000, as a result of the substantial decline in new lease originations and downsizing, the Company recognized an impairment loss of $4,509,000. Included in the impairment loss is $1,600,000 relating to the estimated net excess cost of the space lease for the Company's corporate headquarters, which the Company is actively attempting to sublease. Due to the downsizing of its operations, the Company recognized an impairment loss of $1,240,000 on furniture, fixtures, computer and related equipment for assets no longer in use equal to the difference between the net book value of these assets and their estimated fair value. Also included in the impairment loss is $1,669,000 relating to the goodwill associated with the acquisition of LINC IF+E in August 1999, part of the Company's Rental and Distribution business unit, since the Company expects to either sell LINC IF+E at approximately tangible book value or liquidate its operations.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(5)  Net Investment in Direct Finance Leases and Loans

         Net investment in direct finance leases and loans is as follows:

                                                                                  June 30,      December 31,
                                                                                    2000            1999

                                                                                      (In thousands)

      Lease and loan contracts receivable in installment...............           $431,819         $501,557
      Estimated residual value of leased equipment.....................             15,651           17,386
      Broker fees......................................................              4,175            3,857
      Initial direct costs.............................................              4,201            4,482
      Unearned lease income............................................           (66,694)         (78,544)
      Allowance for doubtful receivables...............................           (17,111)         (11,918)
                                                                          ----------------- ----------------
      Net Investment...................................................           $372,041         $436,820
                                                                          ================= ================


(6) Equipment Held for Rental and Operating Leases, Net

         The net book value of equipment held for rental and operating leases is as follows:

                                                                                    June 30,       December 31,
                                                                                      2000             1999

                                                                                          (In thousands)

      Equipment under operating leases................................               $6,589           $6,993
      Equipment under rental agreements...............................               20,818           19,122
                                                                          ------------------ ----------------
      Net book value..................................................              $27,407          $26,115
                                                                          ================== ================


     The book values presented in the above table are net of accumulated depreciation of $11,131,000 and $10,128,000 at June 30, 2000 and December 31, 1999, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.


(7)      Loss Experience Reserves

     The following table sets forth delinquencies as a percentage of gross remaining receivables on leases included in the Company's owned and managed lease portfolio and the allowance for doubtful receivables provided, as well as holdback reserves on portfolios acquired, as of the ends of the periods indicated.

LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)




                                                                                   June 30,       December 31,
                                                                                     2000             1999

                                                                                   (Dollars in thousands)
Select Growth Finance:
           Gross Receivable Balance                                                 $50,020          $79,980
           31 -  60 days past due                                                     2.28%            1.08%
           61 -  90 days past due                                                     1.15%            0.66%
           Over 90 days past due                                                      2.58%            1.20%
Portfolio Finance:
           Gross Receivable Balance                                                $174,009         $223,538
           31 -  60 days past due                                                     3.08%            2.65%
           61 -  90 days past due                                                     1.39%            1.60%
           Over 90 days past due                                                      1.90%            0.08%
Rental and Distribution:
           Gross Receivable Balance                                                 $16,041          $12,450
           31 -  60 days past due                                                     5.84%            6.48%
           61 -  90 days past due                                                     0.28%              - -
           Over 90 days past due                                                      0.23%            0.07%
Vendor Finance:
           Gross Receivable Balance                                                $219,234         $224,253
           31 -  60 days past due                                                     4.89%            3.31%
           61 -  90 days past due                                                     2.03%            1.34%
           Over 90 days past due                                                      3.75%            1.70%
Totals:
           Gross Receivable Balance                                                $459,304         $540,221
           31 -  60 days past due                                                     3.95%            2.78%
           61 -  90 days past due                                                     1.63%            1.31%
           Over 90 days past due                                                      2.80%            0.92%



Allowance for doubtful receivables included in:
              Net investment in direct finance leases and loans                     $17,111          $11,918
              Securitization retained interest                                        - - -               78
                                                                          ------------------ ----------------
                                                                                    $17,111          $11,996

Holdback reserves on portfolios acquired                                              1,535            2,386
                                                                          ------------------ ----------------
Total allowance and holdbacks                                                       $18,646          $14,382
                                                                          ================== ================

Recourse to Portfolio Finance customers in addition
                                                                          ------------------ ----------------
to holdback reserves on portfolios acquired                                         $17,063          $18,333
                                                                          ================== ================




                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(8)      Debt

     Notes Payable

     Notes Payable to banks and others were as follows:
                                                                                   June 30,        December 31,
                                                                                     2000             1999

                                                                                        (In thousands)

      Senior credit facility...................................                     $85,065          $99,700
      Other....................................................                       2,115            3,054
                                                                          ------------------ ----------------
                         Total.................................                     $87,180         $102,754
                                                                          ================== ================


     At June 30,  2000 and  December  31,  1999,  $85,065,000  and  $99,700,000,
respectively, was outstanding under a senior credit facility (the "Loan Agreement"). The weighted-average interest rate on the Loan Agreement at June 30, 2000 and December 31, 1999 was 8.10% and 7.65%, respectively. The facility is secured by substantially all of the assets of the Company and was used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. As of June 30, 2000 and December 31, 1999, the Company was in violation of the covenants of its Loan Agreement relating to minimum earnings, minimum tangible net worth, leverage and interest coverage. It was also in violation of covenants contained in the agreements relating to the Conduit Facility and the Term Securitization. For further information, see Note 3.

     Nonrecourse and Recourse Debt

     At June 30, 2000 and December 31, 1999, the Company had $155,694,000 and $134,228,000 of nonrecourse debt recorded on its consolidated balance sheet under its Conduit Facility, with weighted-average interest rates of 8.09% and 6.26%, respectively. Additionally, at June 30, 2000 and December 31, 1999, $134,677,000 and $179,891,000 was recorded as nonrecourse debt under the Term Securitization. The weighted-average interest rate on the Term Securitization is 6.24%. The Company also permanently finances leases with financial institutions, on either a nonrecourse or partial recourse basis. At June 30, 2000 and December 31, 1999, the Company had $21,802,000 and $37,131,000, respectively, outstanding under these financings.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(9)      Earnings (Loss) per Share


     The following table sets forth the computation of basic and diluted earnings (loss) per share.

                                                                       Three months ended               Six months ended
                                                                            June 30,                      June 30,
                                                                        2000              1999          2000       1999
                                                                                (In thousands, except share data)

  Net earnings (loss) from operations.........................          $(13,292)              $621      $(14,719)       $1,046
  Preferred stock dividends...................................                127             - - -            202        - - -
                                                                   --------------- ----------------- -------------- ------------
       Numerator for basic and diluted earnings (loss) per share

     Net earnings (loss) available to common
     stockholders.............................................          $(13,419)              $621      $(14,921)       $1,046
                                                                   --------------- ----------------- -------------- ------------
       Denominator for basic earnings per share - weighted
             average shares outstanding.......................          5,265,050         5,265,050      5,265,050    5,243,486

         Effect of dilutive stock options.....................              - - -           120,872          - - -      128,003
                                                                   --------------- ----------------- -------------- ------------

  Denominator for diluted earnings (loss) per share...........          5,265,050         5,385,922      5,265,050    5,371,489

  Net earnings (loss)

         Basic earnings (loss) per share......................            $(2.55)              $.12        $(2.83)         $.20
                                                                   =============== ================= ============== ============
                    Diluted earnings (loss) per share.........            $(2.55)              $.12        $(2.83)         $.19
                                                                   =============== ================= ============== ============

     Contingent  shares  issuable in connection  with the  acquisition  of Monex
Leasing, Ltd. and stock options that could potentially dilute earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 355,610 and 32,352 for the year six months ended June 30, 2000 and 1999, respectively.


(10)     Comprehensive Income

         The  components of comprehensive income (loss) for the six months ended June 30, 2000 and 1999 are as follows:

                                                                              Six months ended June 30,
                                                                                 2000             1999
                                                                                      (In thousands)

        Net earnings (loss)..................................                 $(14,719)            $1,046

       Other comprehensive income (loss), net of tax:
                   Unrealized loss on securities.............                     (877)               401
                   Foreign currency translation adjustment...                        25               131
                                                                              ----------           -------
        Comprehensive income (loss)...........................                 $(15,571)           $1,578
                                                                              ==========           =======

         Accumulated  other  comprehensive  income  (loss),  net of tax, at June 30, 2000 and  December  31, 1999  consists of unrealized  gains  (losses) on  securities  of  $(106,000)  and $771,000 and  accumulated  foreign  currency  translation adjustments of $186,000 and $161,000, respectively.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(11)  Segment Information

     The Company has four reportable segments: Select Growth Finance, Portfolio Finance, Rental and Distribution, and Vendor Finance. The following table presents certain information by segment.

                                          Select                      Rental
                                               Growth      Portfolio         and        Vendor
          (Dollars in thousands)               Finance     Finance       Distribution   Finance     Corporate    Consolidated

Three months ended June 30, 2000
    Total revenues.......................       $1,500      $3,778         $13,906       $5,885          $ -          $25,069
    Depreciation and
         amortization expense............          155         111           1,304          305            -            1,875
    Interest expense.....................        1,004       3,205             563        3,444            -            8,216
    Loss before income taxes*............       (1,716)     (2,662)         (1,159)      (5,816)      (1,939)         (13,292)
    Total assets.........................       37,240     155,882          50,129      193,749        6,880          443,880
    Lease fundings.......................         $796        $774          $3,103       $1,217          $ -           $5,890

Three months ended June 30, 1999
    Total revenues.......................       $3,714      $4,477         $10,981       $3,447          $ -          $22,619
    Depreciation and
         amortization expense............          103         552           1,143          224            -            2,022
    Interest expense.....................        1,365       2,359             367          908            -            4,999
    Earnings (loss) before income taxes..          308         375             361           35        (214)              865
    Total assets.........................       78,434     174,163          34,498      115,907        2,871          405,873
    Lease fundings.......................      $13,421     $36,275          $2,133      $46,296          $ -          $98,125

Six months ended June 30, 2000
    Total revenues.......................       $3,055      $7,699         $25,252      $12,772          $ -          $48,778
    Depreciation and
        amortization expense.............          287         357           2,530          702            -            3,876
    Interest expense.....................        2,062       6,460           1,124        7,016            -           16,662
    Loss before income taxes*............      (2,381)     (2,987)         (1,108)      (5,818)      (2,425)         (14,719)
    Total assets.........................       37,240     155,882          50,129      193,749        6,880          443,880
    Lease fundings.......................       $3,305      $6,511          $6,890      $38,145          $ -          $54,851

Six months ended June 30, 1999
    Total revenues.......................       $6,490      $9,874         $19,765       $5,932          $ -          $42,061
    Depreciation and
        amortization expense.............          214       1,123           2,296          430            -            4,063
    Interest expense.....................        2,448       4,215             684        1,683            -            9,030
    Earnings (loss) before income taxes..          545       2,279             517      (1,381)        (508)            1,452
    Total assets.........................       78,434     174,163          34,498      115,907        2,871          405,873
    Lease fundings.......................      $19,778     $99,368          $4,774      $70,301          $ -         $194,221

     * Included in loss before income taxes for the three months and six months ended June 30, 2000 is an impairment loss on assets as follows: Rental and Distribution - $1,669 of goodwill associated with LINC IF+E, Vendor Finance -
$123 of furniture,  fixtures,  computers and related equipment,  and Corporate -
$2,717 of furniture, fixtures, computers and related equipment and estimated loss on lease agreement.

                       LINC Capital, Inc. and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited) - (Continued)



(12)  Redeemable Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock. The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the preferred shares are not redeemed as a result of a change of control or a refinancing prior to that time. The Preferred Stock bears dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. At June 30, 2000, $202,000 of accrued but unpaid dividends are included in the preferred stock amount on the consolidated balance sheet. The Preferred Stock is mandatorily redeemable upon a change of control or on January 31, 2005, whichever occurs first. The Company has not paid or declared the dividends payable as a result of defaults under the Loan Agreement. As a consequence, the dividend rate has been increased to 9%.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Three Months ended June 30, 2000 compared to Three Months ended June 30, 1999

     Sales of equipment increased to $11.5 million from $9.1 million, while cost of equipment sold increased to $9.2 million from $7.6 million due to the acquisition of Internet Finance & Equipment, Inc. in August 1999 (now LINC IF+E) which distributes and leases telecommunications, routing and Internet enabling equipment. This increase was partially offset by a 5.4% and 6.1% decrease in sales of analytical instruments and cost of analytical instruments sold, respectively, in the Company's other Rental and Distribution business. The increase in net margins on sales of equipment increased to 20.5% from 16.9% primarily due to higher margins obtained by LINC IF+E compared to margins on the sale of analytical instruments.

     Direct finance lease income increased to $9.2 million from $7.1 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired companies and from internal lease originations, a greater portion of which are retained on the Company's balance sheet. Average finance lease receivables outstanding increased 44%.

     Interest income was $0.8 million for both periods due to a consistent level of interest-bearing notes receivable held by the Company during those periods. Direct finance lease income and interest income, minus interest expense, was $1.8 million, or 18.4% of direct finance lease income and interest income (the "Interest Margin") compared to $2.9 million, or 36.8%, in the prior year period. The decrease in the Interest Margin is due to an increase in interest rates beginning in the second half of 1999 and a decrease in interest income recorded on the Company's securitization retained interest, resulting from the repurchase of lease receivables from the Company's commercial paper conduit facility in connection with completion of a term securitization.

     Rental and operating lease revenue decreased to $2.1 million from $2.7 million primarily due to the maturing of operating leases acquired in 1998.

     Servicing fees and other income decreased to $0.9 million from $1.3 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The decrease over the prior year period primarily relates to a decrease in fees received for servicing securitized leases resulting from a reduction in off-balance sheet securitized leases. Additionally, interim rents received by Select Growth Finance and late fees collected by Vendor Finance decreased between periods.

     Gain (loss) on sale of lease receivables decreased to a loss of $0.2 million from a gain of $0.3 million. These amounts represent gains or losses on lease receivables sold to third parties and fluctuate based on the volume of lease receivables sold in a given period.

     Gains on equipment residual values were $0.3 million for each period. Gains on equipment residual values fluctuate based on the dollar volume of leases maturing in a given period and the economics of those sales.

     During the second quarter of 2000, the Company recognized a gain of $0.4 million on certain equity participation rights versus a gain of $1.0 million in the comparable prior year period. Equity participation gains and losses fluctuate from period to period based on the value of securities in the Company's portfolio and the timing of the sale of these securities. In July 2000, Corvis Corporation, in which the company holds warrants to purchase 327,972 shares at a price of $0.762 per share completed its initial public offering. On the basis of the closing price of such shares at August 10, 2000, the Company's unrealized gain on such warrants was $30.0 million. The Company is subject to a "lock-up" agreement that restricts the Company's ability to sell the Corvis Warrants prior to late January 2001. This unrealized gain has not been recorded in income, nor has it been reflected in stockholders' equity.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $7.5 million from $5.4 million. The increase resulted primarily from an increase in personnel and operating costs associated with the acquisition of LINC IF+E in August 1999 in the Company's Rental and Distribution business unit, professional fees incurred related to the Company's violation of covenants under its Loan Agreement, Conduit Facility, and Term Securitization, and a decrease in initial direct costs capitalized due to an 94% decrease in lease originations between periods. The number of people employed, including employees of companies acquired, decreased 36% to 117 between June 30, 1999 and June 30, 2000. The Company believes that as a result of the cessation of substantially all leasing activities and the reduction of its employee headcount to 99 at August 10, 2000 from 221 at December 31, 2000, it has substantially reduced its selling, general and administrative expenses commencing in the third quarter of 2000.

     Interest expense increased to $8.2 million from $5.0 million, due primarily to increased borrowings resulting from growth in lease originations and lease portfolios acquired, with the resulting increase in borrowings, and an increase of over 100 basis points in the Company's weighted average interest rates on outstanding debt. In addition, interest expense increased over the same period in the prior year as a result of the repurchase by the Company during the quarter ended September 30, 1999 of $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of a term securitization which increased the level of nonrecourse debt. Average finance lease receivables outstanding increased 44%.

     Depreciation of equipment decreased to $1.4 million from $1.8 million due to a decrease in operating leases, partially offset by an increase in equipment under rental agreements. The average net book value of equipment held for rental and operating leases decreased approximately 9% over the prior year period.

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

     The provision for credit losses increased to $7.1 million from $1.8 million. The portion of the Company's lease portfolio that was delinquent more than 60 days increased to 4.4% of the gross receivable balance at June 30, 2000 from 2.6 % of the gross receivable balance at March 31, 2000. As a consequence of this increase, in the second quarter of 2000, the Company recorded a provision to increase its allowance for doubtful receivables to 4.6 % of its net investment in leases and loans at June 30, 2000 as compared to 2.7 % at March 31, 2000. In addition to the allowance for doubtful receivables, the Company has retained holdbacks and recourse obligations from certain of its portfolio finance customers totaling approximately $18.6 million at June 30, 2000.

     At June 30, 2000, the Company recorded an impairment loss of $4.5 million primarily related to the impairment of goodwill associated with the acquisition of LINC IF+E in August 1999, the impairment of furniture, fixtures, computers and related equipment, and an estimated loss on the Company's corporate headquarters' lease agreement. See Note 4 to Consolidated Financial Statements

     The Company did not record a tax benefit on the pre-tax loss for the second quarter of 2000 since realization of the tax benefit cannot be assured. The Company recorded income tax expense of $0.2 million on pre-tax income of $0.9 million for the same period of the prior year.

Six Months ended June 30, 2000 compared to Six Months ended June 30, 1999

     Sales of equipment increased to $20.6 million from $16.0 million and cost of equipment sold increased to $16.6 million from $13.1 million. Net margins on sales of equipment increased to 19.6% from 18.4% due to higher margins obtained by LINC IF+E compared to margins on the sale of analytical instruments. The net margin on sales of equipment during the six months ended June 30, 1999 was positively impacted by manufacturer incentives received on equipment sold during the first quarter of that year.

     Direct finance lease income increased to $19.7 million from $12.9 million as a result of a substantially higher level of finance lease receivables outstanding, arising from acquired companies and from internal lease originations, a greater portion of which are retained on the Company's balance sheet. Average finance lease receivables outstanding increased 68%.

     Interest income increased to $1.8 million from $1.6 million primarily due to an increase in interest-bearing notes receivable held by the Company during the first quarter of 2000. Direct finance lease income and interest income, minus interest expense, was $4.8 million, or 22.3% of direct finance lease income and interest income (the "Interest Margin") compared to $5.5 million, or 38.0%, in the prior year period. The decrease in the Interest Margin is due to an increase in interest rates beginning in the second half of 1999 and a decrease in interest income recorded on the Company's securitization retained interest, resulting from the repurchase of lease receivables from the Company's commercial paper conduit facility in connection with completion of a term securitization.

     Rental and operating lease revenue decreased to $4.3 million from $5.4 million primarily due to the maturing of operating leases acquired in 1998.

     Servicing fees and other income decreased to $1.7 million from $3.9 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The decrease over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party during the first quarter of the prior year and a decrease in fees received for servicing securitized leases resulting from a reduction in off-balance sheet securitized leases. Additionally, interim rents received by Select Growth Finance and late fees collected by Vendor Finance decreased between periods.

     Gain (loss) on the sale of lease receivables decreased to less than $0.1 million from $0.4 million. These amounts represent gains or losses on lease receivables sold to third parties and fluctuate based on the volume of lease receivables sold in a given period and the economics of those sales.

     Gains on equipment residual values decreased to $0.4 million from $0.6 million. Gains on equipment residual values fluctuate based on the dollar volume of leases maturing in a given period.

     During the first half of 2000, the Company recognized a gain of $0.3 million on certain equity participation rights versus a gain of $1.2 million in the comparable prior year period. Equity participation gains and losses fluctuate from period to period based on the value of securities in the Company's portfolio and the timing of the sale of these securities. In July 2000, Corvis Corporation, in which the company holds warrants to purchase 327,972 shares at a price of $0.7625 per share completed its initial public offering. On the basis of the closing price of such shares at August 10, 2000, the Company's unrealized gain on such warrants was $30.0 million. The Company is subject to a "lock-up" agreement that restricts the Company's ability to sell the Corvis Warrants prior to late January 2000. This unrealized gain has not been recorded in income, nor has it been reflected in stockholders' equity.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $13.6 million from $11.6 million. The increase resulted primarily from an increase in personnel and operating costs associated with the acquisition of LINC IF+E in August 1999 in the Company's Rental and Distribution business unit, professional fees incurred related to the Company's violation of covenants under its Loan Agreement, Conduit Facility, and Term Securitization, and a decrease in initial direct costs capitalized due to an 44% decrease in lease originations between periods. The number of people employed, including employees of companies acquired, decreased 36% to 117 between June 30, 1999 and June 30, 2000. The Company believes that as a result of the cessation of substantially all leasing activities and the reduction of its employee headcount to 99 at August 10, 2000 from 221 at December 31, 2000, it has substantially reduced its selling, general and administrative expenses commencing in the third quarter of 2000.

     Interest expense increased to $16.7 million from $9.0 million, due primarily to increased borrowings resulting from growth in lease originations and lease portfolios acquired, with the resulting increase in borrowings, and an increase of over 100 basis points in the Company's weighted average interest rates on outstanding debt. In addition, interest expense increased over the same period in the prior year as a result of the repurchase by the Company during the quarter ended September 30, 1999 of $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of a term securitization which increased the level on nonrecourse debt. Average finance lease receivables outstanding increased 68%.

     Depreciation of equipment decreased to $3.0 million from $3.6 million due to a decrease in operating leases, partially offset by an increase in equipment under rental agreements. The average net book value of equipment held for rental and operating leases decreased approximately 13% over the prior year period.

     Amortization of intangibles increased to $0.9 million from $0.5 million due to the amortization of issuance costs resulting from a term securitization completed during the third quarter of 1999, partially offset by a decrease in goodwill amortization due to the write-off of goodwill associated with the acquisitions of Comstock Leasing Inc., Monex Leasing, Ltd., Spectra Precision Credit Corp. and Connor Capital Corporation at December 31, 1999.

     The provision for credit losses increased to $8.3 million from $2.9 million. The portion of the Company's lease portfolio that was delinquent more than 60 days increased to 4.4% of the gross receivable balance at June 30, 2000 from 2.6 % of the gross receivable balance at March 31, 2000. As a consequence of this increase, in the second quarter of 2000, the Company recorded a provision to increase its allowance for doubtful receivables to 4.6 % of its net investment in leases and loans at June 30, 2000 as compared to 2.7 % at March 31, 2000. In addition to the allowance for doubtful receivables, the Company has retained holdbacks and recourse obligations from certain of its portfolio finance customers totaling approximately $18.6 million at June 30, 2000.

     At June 30, 2000, the Company recorded an impairment loss of $4.5 million related to the impairment of goodwill associated with the acquisition of LINC IF+E in August 1999, the impairment of furniture, fixtures, computers and related equipment, and an estimated loss on the Company's corporate headquarters' lease agreement. See Note 4 to Consolidated Financial Statements.

     The Company did not record a tax benefit on the pre-tax loss of $14.7 million for the six months ended June 30, 2000 since realization of the tax benefit cannot be assured. The Company recorded income tax expense of $0.4 million on pre-tax income of $1.5 million for the same period of the prior year.


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

        Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance and operating leases, rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, and financing of new lease origination's and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the six months ended June 30, 2000 and 1999 were $64.0 million and $193.2 million, respectively. The decrease between 2000 and 1999 results primarily from no new debt financing or securitizations during the second quarter of 2000 as well as a decrease in the volume of securitizations completed in the first quarter of 2000, partially offset by an increase in payments received on direct finance leases.

         Credit Facilities

     In the past, the Company utilized its secured revolving credit facility provided by a syndicate of banks under the Loan Agreement to fund the
acquisition   and   origination  of  leases  and  the  purchase  of  rental  and distribution inventory. As of June 30, 2000, the Company had borrowed $85.1 million, with a weighted-average interest rate of 8.10%. For further information, see Note 3 to Consolidated Financial Statements.

         Commercial Paper Conduit Securitization Facilities

     The Company, through a special purpose subsidiary, has a commercial paper conduit securitization facility in an amount of $289 million (the "Conduit Facility").

     At the time of placing leases in the securitization facilities, the Company enters into interest rate cap and interest rate swap agreements to manage interest rate risk. For further information, see Note 3 to Consolidated Financial Statements.

        Term Securitization

     In July 1999, the Company, through a special purpose subsidiary, completed a term securitization in the amount of $237 million (the "Term Securitization"). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company. The remaining balance of the A-1 Certificates, the B-1 Certificates, the B-2 Certificates, and the C Certificates at June 30, 2000 was $121.7 million, $6.4 million, $8.9 million, and $12.0 million, respectively. For further information, see Note 3 to Consolidated Financial Statements.

        Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share (the "Preferred Stock Warrants"). Additional Preferred Stock Warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the Series A Preferred Stock is not redeemed as a result of a change of control or a refinancing prior to that time. At June 30, 2000 additional Preferred Stock Warrants for 372,857 shares are issuable. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company was unable to declare or make payment of the dividend on the Series A Preferred Stock due on March 31 or June 30, 2000. As a consequence, the Company is in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point.

Note on Forward Looking Information

     Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "expects", "intends", "believe:, "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forward-looking statements reflect the Company's current view with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from results expressed or implied by such forward-looking statements. Examples of such uncertainties, include, but are not limited to, the Company's plans for reducing overhead and for selling portfolios of leases, the Company's plans and intentions with regard to its rental and distribution operations, and the availability of financial resources. The
Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 1999 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates. At December 31, 1999, termination of the $354.1 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $2.1 million. At June 30, 2000, termination of the $296.0 million interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $1.6 million.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company is the subject of lawsuits alleging that the Company has not made timely payment of amounts owed for services provided to the Company or for equipment purchased by the Company in the ordinary course. The aggregate amount owed with respect to these claims is approximately $200,000.

     The Company is in default of its obligations relating to its Senior Revolving Credit Facility and negotiations are in progress to implement a standstill agreement under that facility.

     The Company is in default of certain of its obligations relating to the acquisition of one of its Vendor Finance origination units and has been threatened with litigation as a consequence of such default. The Company has been advised by the former owner of one of its Vendor Finance origination units that certain claims asserted by those owners have been submitted for arbitration. A Demand For Arbitration and Statement of Claim has been filed with the American Arbitration Association in Chicago, Illinois by Monex Leasing, Ltd., Monex Group, Inc., Catherine Ross and Monex Finance. The aggregate amount alleged to be due and owing to such former owner is approximately $3,649,584. The Company is in the process of defending such claims.

Item 2.  Changes in Securities and Use of Proceeds

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for up to 652,500 shares may be issued on a pro-rata basis through September 30, 2000, if the Series A Preferred Stock is not redeemed as a result of a change of control or a refinancing prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company has been unable to declare or make payment of the dividends on the Series A Preferred Stock. As a consequence, the Company may be in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point. The total arrearage in the payment of dividends on August 10, 2000 was $0.2 million.

Item 3.  Defaults Upon Senior Securities

     The Company was in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its Loan Agreement at June 30, 2000 and December 31, 1999. The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Conduit Facility and the Term Securitization. The amount outstanding under the Loan Agreement at August 7, 2000 was $80.8 million. The amount outstanding under the Conduit Facility and the Term Securitization at July 20, 2000, the most recent settlement date, was $153.4 million and $128.3 million, respectively. For further information, see Note 3 to Consolidated Financial Statements and Management's Discussion and Analysis - Liquidity and Capital Resources.

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting

     The Company has not scheduled an Annual Meeting of Shareholders at this time due to the time commitment and costs associated with such a meeting.

Item 5.   Other Information

Subsequent Events

     Unrealized Gain on Warrants

     The Company holds warrants for 327,972 common shares of Corvis Corporation (Corvis) with a per share exercise price of $0.762. Corvis Corporation completed its initial public offering on July 28, 2000. At August 10, 2000, the closing price of the Corvis Common Shares was $92.19 per share, resulting in an unrealized gain at the then current market of $30.0 million. The Company has entered into Lockup Agreement with Corvis pursuant to which it is materially restricted from selling or otherwise realizing proceeds from these shares until late January 2001.

     Delisting from Nasdaq Stock Market

     On August 1, 2000, the Company's common stock was delisted from the Nasdaq Stock Market because the Company was not in compliance with a rule that requires annual reports to contain audited financial statements and a rule that requires the stock to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days.

     Resignation of Directors

     On August 9, 2000, Mr. Stanley Green and Mr. Curtis S. Lane resigned from the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         Exhibit Number                  Document Description
        ----------------               ------------------------
             27.1                       Financial Data Schedule

         Reports on Form 8-K

     On April 11, 2000, the Company filed a current report on Form 8-K reporting under Item 5 and Item 7. The filing contained information relating to fourth quarter results and the Company's violations of covenants under its revolving credit and other borrowing agreements.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. LINC CAPITAL, INC. Dated: August 14, 2000
                                                 By: /s/ Allen P. Palles
                                                 ------------------------
                                                 Allen P. Palles

                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)



                                                 By: /s/ Mark A. Arvin
                                                 ------------------------
                                                 Mark A. Arvin

                                                 Senior Vice President,  Finance
                                                 (Principal Accounting Officer)