Form 10-Q
period 2000-09-30
LINC CAPITAL INC
filed 2000-11-21
CIK 936094

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At September 30, 2000, 5,265,050 shares of the Registrant's Common Stock were outstanding.

                               LINC CAPITAL, INC.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                             PAGE

            Item 1.  Financial Statements:
                     Consolidated Balance Sheets -
                      September 30, 2000 and December 31, 1999 (unaudited) ..............    3
                     Consolidated Statements of Operations -
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)    4
                     Consolidated Statements of Cash Flows -
                      Three and nine months ended September 30, 2000 and 1999 (unaudited)    5
                     Notes to Consolidated Financial Statements .........................    7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................................   15

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........   20



PART II.  OTHER INFORMATION

             Item 1.  Legal Proceedings .................................................   20

             Item 2.  Changes in Securities and Use of Proceeds .........................   20

             Item 3.  Defaults Upon Senior Securities ...................................   21

             Item 5.  Other Information .................................................   21

             Item 6.  Exhibits and Reports on Form 8-K ..................................   21

         SIGNATURES   ...................................................................   22

                                                 LINC Capital, Inc. and Subsidiaries
                                                Consolidated Balance Sheets (Unaudited)
                                               (Dollars in thousands, except share data)


                                                                                September 30,  December 31,
                                                                                    2000          1999
                                                                                ------------   ------------
     ASSETS
     Net investment in direct finance leases and loans .......................   $ 321,911    $ 436,820
     Equipment held for rental and operating leases, net .....................      22,857       26,115
     Accounts receivable .....................................................       8,109       13,354
     Restricted cash .........................................................       9,048       11,254
     Investments in marketable securities.....................................      20,382        2,448
     Other assets ............................................................      10,746       15,278
     Goodwill ................................................................         ---        3,225
     Cash and cash equivalents ...............................................       3,412        4,394
                                                                              ------------ ------------
     Total assets ............................................................   $ 396,465    $ 512,888
                                                                              ============ ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Senior credit facility and other senior notes payable ...................   $  80,428    $ 102,754
     Recourse debt ...........................................................       1,861        3,152
     Nonrecourse debt ........................................................     276,328      348,098
     Accounts payable ........................................................       9,641       15,208
     Accrued expenses ........................................................       6,316        8,795
     Customer holdbacks ......................................................       5,457        7,607
     Subordinated debentures .................................................       6,377        6,059
                                                                               -----------  -----------
     Total liabilities .......................................................   $ 386,408    $ 491,673
                                                                               -----------  -----------


     Redeemable preferred stock, $25,000 par value, 225
       shares authorized, issued and
       outstanding, stated at redemption value ...............................       5,960            -

     STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 15,000,000 shares
       authorized; 5,330,953 shares issued;
       5,265,050 shares outstanding ..........................................           5            5
     Additional paid-in capital ..............................................      29,462       29,797
     Deferred compensation from issuance of options ..........................        (11)         (12)
     Stock note receivable ...................................................       (182)        (182)
     Treasury stock, at cost; 65,903 shares ..................................       (287)        (287)
     Accumulated other comprehensive income ..................................      20,359          932
     Accumulated deficit .....................................................    (45,249)      (9,038)
                                                                             ------------- ------------
                                                Total stockholders' equity       $   4,097    $  21,215
                                                                            ------------- ------------
                                 Total liabilities and stockholders equity       $ 396,465    $ 512,888
                                                                             ============= ============


                                     See accompanying notes to consolidated financial statements.



                                                  LINC Capital, Inc. and Subsidiaries
                                           Consolidated Statements of Operations (Unaudited)
                                             (Dollars in thousands, except per share data)



                                                                       Three Months ended         Nine Months ended
                                                                            September 30,           September 30,
                                                                         2000         1999        2000         1999
          REVENUES:
                Sales of equipment ..............................   $   7,778    $   6,053    $  28,401    $  22,062
                Direct finance lease income .....................       8,510        9,981       28,168       22,914
                Interest income .................................         481          803        2,270        2,441
                Rental and operating lease revenue ..............       2,010        2,918        6,268        8,295
                Servicing fees and other income .................         527        1,411        2,217        5,359
                Gain (loss) on sale of lease receivables ........       - - -          648          (9)        1,003
                Gain on equipment residual values ...............         247          275          688          838
                Gain on sale of equity participation rights .....          14          150          342        1,388
                                                                   -----------   -----------   ---------   ----------
              Total revenues ....................................      19,567       22,239       68,345       64,300
                                                                   -----------   -----------   ---------   ----------

          EXPENSES:
                Cost of equipment sold ..........................       6,213    $   4,781    $  22,788    $  17,848
                Selling, general and administrative .............       6,037        6,097       19,646       17,658
                Interest ........................................       6,654        6,939       23,316       15,969
                Depreciation of equipment under rental agreements
                  and operating leases ..........................       1,514        1,967        4,525        5,520
                Amortization of intangibles .....................         374          342        1,239          852
                Provision for credit losses and impairment in
                  value of securitization retained interest......      18,672        4,313       26,938        7,201
                Impairment loss on assets .......................       1,595        - - -        6,104        - - -
                Restructuring charges ...........................       - - -          700        - - -          700
                                                                --------------   ----------   ---------     ---------
           Total expenses .......................................      41,059       25,139      104,556       65,748
                                                                --------------   ----------   ---------     ---------
          Loss before income taxes ..............................    (21,492)      (2,900)     (36,211)      (1,448)
          Income tax benefit.....................................      - - -         1,529        - - -        1,123
                                                                --------------   ----------   ---------     ---------

          Net loss...............................................  $ (21,492)   $  (1,371)   $ (36,211)    $   (325)

          Net loss per common share:
                 Basic...........................................   $  (4.11)   $   (0.26)   $   (6.94)    $  (0.06)
                 Diluted.........................................   $  (4.11)   $   (0.26)   $   (6.94)    $  (0.06)


                                     See accompanying notes to consolidated financial statements.

                       LINC Capital, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                       Three Months ended         Nine Months ended
                                                                          September 30,             September 30,
                                                                       2000         1999          2000          1999
Cash flows from operating activities:
   Net loss .....................................................   $ (21,492)   $  (1,371)   $ (36,211)   $   (325)
          Adjustments to reconcile net loss to net cash
          provided by operations:
             Depreciation and amortization.......................       1,978        2,327        6,428        6,802
             Direct finance lease income.........................     (8,510)      (9,981)     (28,168)     (22,914)
             Payments on direct finance leases...................      45,464       48,912      163,745      107,318
             Deferred income taxes...............................       - - -      (2,126)       - - -       (1,414)
             Provision for credit losses and impairment in value
                of securitization retained interest..............      18,672        4,313       26,938        7,201
             (Gain) loss on sale of lease receivables............       - - -        (648)            9      (1,003)
             Gain on equity participation rights.................        (14)        (150)        (342)      (1,388)
             Impairment loss on assets...........................       1,595        - - -        6,104       - - -
             Amortization of discount................ ...........         111           93          318          268
             Deferred compensation...............................       - - -            4            1         (15)
   Changes in assets and liabilities:
             Decrease (increase) in receivables..................       2,993        (473)        5,245      (2,719)
             Decrease (increase) in restricted cash..............         236      (2,453)        2,206      (5,944)
             Decrease (increase) in investments, other assets
               and goodwill......................................       5,897      (5,809)        1,215      (6,544)
             Increase (decrease) in accounts payable.............     (4,984)          973      (5,567)        6,199
             Increase (decrease) in accrued expenses.............       (589)          907      (2,478)          755
             Decrease in customer holdbacks......................         (2)      (2,853)      (2,150)      (4,271)
Cash provided by operating activities............................      41,355       31,665      137,293       82,006

Cash flows from investing activities:
      Cost of equipment acquired for lease and rental............     (2,387)     (68,733)     (65,518)    (266,337)
      Cash used in acquisitions, net of cash acquired............      - - -       (2,545)       - - -       (4,042)
      Receipts on securitization retained interest...............      - - -           727           88        5,622
      Fixed assets purchased.....................................      - - -         (415)        (630)      (1,094)
      Proceeds from sale of investments..........................          14        1,154          454        1,388
Net cash used in investing activities ...........................     (2,373)     (69,812)     (65,606)    (264,463)

(continued on following page)

                                     See accompanying notes to consolidated financial statements.






                                                  LINC Capital, Inc. and Subsidiaries
                                    Consolidated Statements of Cash Flows (Unaudited) - (Continued)
                                                        (Dollars in thousands)


                                                                     Three Months ended           Nine Months ended
                                                                        September 30,               September 30,
                                                                      2000         1999         2000           1999
                                                                      ---------------------------------------------
Cash flows from financing activities:
      Net decrease in notes payable.............................     (6,752)      (9,111)     (21,862)       (1,556)
      Proceeds from recourse and nonrecourse debt...............      - - -       257,597       63,803       436,132
      Repayments of recourse and nonrecourse debt...............    (33,984)    (142,255)    (137,328)     (190,055)
      Proceeds from sales of lease receivables..................      - - -        22,224       17,093        26,421
      Proceeds from issuance of redeemable preferred stock......      - - -         - - -        5,625        - - -
      Repurchase of receivables from conduit facility, net of
       securitization retained interest ........................      - - -      (81,183)       - - -       (81,183)
      Sale of stock.............................................      - - -        - - -        - - -            395
                                                                    --------      --------     --------     --------
Net cash provided by (used in) financing activities.............    (40,736)       47,272      (72,669)      190,154
                                                                    --------       ------      --------      -------

Net increase (decrease) in cash.................................     (1,754)        9,125         (982)        7,697
Cash at beginning of period.....................................      5,166        - - -          4,394        1,428
                                                                    --------      --------      --------     --------
Cash at end of period...........................................   $  3,412     $   9,125     $   3,412    $   9,125
                                                                    ========     =========     =========    =========


Supplemental disclosures of cash flow information:
      Interest paid.............................................   $  6,654     $   7,174     $  23,855    $  16,355
      Income taxes paid.........................................   $  - - -     $     185     $     286    $     754

          See accompanying notes to consolidated financial statements.

                      LINC Capital, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)

(1)  The Company

     LINC Capital, Inc. (the "Company") is a finance company that provides leasing, asset-based financing, and equipment rental and distribution services to businesses. Prior to April, 2000, the Company's principal activities were (i) the direct origination of leases and accounts receivable and other asset-backed financing to emerging growth companies primarily serving the telecommunications, high-tech manufacturing, Internet-related and information technology industries ("Select Growth Finance"), (ii) the financing of leases generated by smaller equipment lessors ("Portfolio Finance"), (iii) the rental, leasing and distribution of analytical instruments and related equipment to companies serving the environmental, pharmaceutical and biotechnology industries and the leasing and distribution of equipment to Internet-related businesses ("Rental and Distribution"), and (iv) the establishment of leasing programs for manufacturers and distributors ("Vendor Finance").

     The Company has ceased operations in its Select Growth Finance, Portfolio Finance and Vendor Finance business units, which constitute substantially all of the Company's leasing activities, and has transferred servicing of the lease portfolio to an outside party. The Company is continuing the operations of its analytical instrument Rental and Distribution business, pending its sale. See
Note 3.

(2) Significant Accounting Policies

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, the interim statements do not include all of the information and disclosures required for annual financial statements. In the opinion of the Company's management, all adjustments (consisting solely of adjustments of a normal recurring nature) necessary for a fair presentation of these interim results have been included. Inter-company accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(3) Debt Covenant Violations, Standstill Agreement and Continuance of the Company as a Going Concern

     The Company is in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its senior revolving credit facility (the "Loan Agreement"). The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Company's commercial paper conduit securitization facility (the "Conduit Facility") and its term securitization completed in July 1999 (the "Term Securitization"). In April 2000, the lenders delivered a default letter that terminated the lenders' commitment to advance funds under the Loan Agreement. New lease originations have therefore been suspended, with the exception of a small number of leases originated as a by-product of the Company's Rental and Distribution activities, which the Company continues to operate.

     On September 27, 2000, the Company entered into a Standstill Agreement with the lenders under the Loan Agreement. The Standstill Agreement became effective in late October 2000 when various conditions precedent had been satisfied. Under the terms of the Standstill Agreement, the interest rate on amounts outstanding under the Loan Agreement have been increased by 1.25%. The Standstill Agreement includes provisions that restrict the Company's access to cash, except for a monthly allocation to cover operating expenses and payments to suppliers of equipment to its analytical instrument Rental and Distribution business, and requires that the revolving debt, which stood at $78.4 million on September 30, 2000, be reduced to $76 million by October 3, 2000, $70 million by October 31, 2000, $63 million by November 30, 2000 and zero by December 31, 2000. Repayment of this debt will require the sale of substantial amounts of the Company's assets, including its Rental and Distribution business. The Standstill Agreement provides for the payment of a standstill fee of up to $1 million, of which $500,000 was paid on October 23, 2000. The balance of the Standstill fee is due on termination of the Standstill Agreement, which is the earlier of a default under the Standstill Agreement or December 31, 2000. If the revolving debt is fully repaid by December 15, 2000, the forbearance fee will be reduced by $250,000. The forbearance fee will be taken as an expense for financial reporting purposes in the quarter ending December 31, 2000.

     The commercial paper liquidity facility available to support the Conduit Facility has been extended by the liquidity providers to December 19, 2000. The Company has been precluded from funding new lease transactions into the Conduit Facility since March 31, 2000. Should liquidity not be available to the Conduit Facility beyond December 19, 2000, the interest rate on this facility would immediately increase by approximately 300 basis points, with further increases over time, and the Company may be required by the liquidity providers to sell the lease portfolio held by the Conduit Facility.

     The Company has entered into agreements providing for the servicing of substantially all of its lease portfolio by a third party, effective in August 2000. As a consequence of the transfer of servicing of lease portfolios held by the Term Securitization and the Conduit Facility to this third party, the Company will no longer receive servicing fees from either the Term Securitization or the Conduit Facility. Such servicing fees in the year 2000 were $980,000. The outsourcing of servicing of the lease portfolio has permitted the Company to substantially reduce its overhead. Employee headcount has been reduced from 221 at December 31, 1999, including 53 in the Rental and Distribution operations, to 72 at November 16, 2000, including 38 in Rental and Distribution.

 LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)

     As a result of the defaults in the Term Securitization and the Conduit Facility, all cash flow from the leases owned by the Term Securitization and the Conduit Facility is being used to amortize the debt certificates issued by the Term Securitization and the amount owed to the Conduit Facility, respectively. As a consequence, recovery of the Company's retained interest in the Term Securitization and the Conduit Facility has been deferred from its originally expected recovery period. Because of the substantial extension of the period over which recovery of the Company's retained interest in the Term Securitization and the Conduit Facility is expected and the relatively high level of delinquencies and defaults experienced in the lease portfolio during the period from July 1, 2000 to September 30, 2000, the Company has established reserves equal to $6.1 million against the retained interest in the Conduit Facility and $11 million against the Class C Certificate held by the Company in the Term Securitization. These reserves increased the allowance for doubtful receivables, which is a component of the Company's net investment in direct finance leases and loans. The Company has not established a reserve for the Class B-2 Certificate that it holds in the Term Securitization, which has a carrying value of approximately $2.3 million at September 30, 2000. Recovery of the value of the Class B-2 Certificate is dependent on future performance of the portfolio.

     In the event that the Company is unable to successfully comply with the terms of the Standstill Agreement, the Company may be required to seek protection under the Bankruptcy Code. Also, if various unsecured creditors whose obligations are past due were to enforce their claims, the Company could be forced into bankruptcy. In addition, even if the Company were to comply with the Standstill Agreement and forestall action by its unsecured creditors, there can be no assurance that the Company will have sufficient liquidity and capital resources to continue operating as a going concern. While the accompanying financial statements reflect substantial valuation adjustments for impaired assets, they may not fully reflect the adjustments that would be necessary if the Company ceased to be a going concern.

(4)     Impairment of Assets

     During the quarter ended June 30, 2000, as a result of the discontinuance of its leasing activities and substantial downsizing, the Company recognized an impairment loss of $4,509,000. Included in the impairment loss was $1,600,000 relating to the estimated excess cost of the space lease for the Company's corporate headquarters and $1,240,000 on furniture, fixtures, computers and other office equipment, equal to the difference between the net book value of these assets and their estimated fair value. Also included in the impairment loss was $1,669,000 relating to the goodwill associated with the acquisition of LINC IF+E in August 1999, part of the Company's Rental and Distribution business unit, as the estimated expected future cash flows are less than the carrying value.

     During the quarter ended September 30, 2000, the Company recorded an additional impairment loss of $1,595,000, equal to the goodwill associated with the remainder of the Company's Rental and Distribution business, as the estimated expected future cash flows are less than the carrying value.

LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(5)  Net Investment in Direct Finance Leases and Loans

     Net investment in direct finance leases and loans is as follows:

                                                              September 30,      December 31,
                                                                   2000              1999
                                                               ----------        -----------

                                                                      (In thousands)

      Lease and loan contracts receivable in installements        $387,621        $501,557
      Estimated residual value of leased equipment..........        18,548          17,386
      Broker fees...........................................         3,749           3,857
      Initial direct costs..................................         3,440           4,482
      Unearned lease income.................................      (59,136)        (78,544)
      Allowance for doubtful receivables....................      (32,311)        (11,918)
                                                             --------------   -------------
      Net Investment........................................      $321,911        $436,820
                                                             ==============   =============

     At September 30, 2000, $52.0 million of lease receivables were more than 30 days past due, of which $22.8 million were more than 90 days past due.

(6) Equipment Held for Rental and Operating Leases, Net

          The net book value of equipment held for rental and operating leases is as follows:

                                                   September 30,    December 31,
                                                      2000               1999
                                                   -----------      ------------
                                                          (In thousands)

      Equipment under operating leases............   $4,505            $6,993
      Equipment under rental agreements...........   18,352            19,122
                                                   ------------    ------------
      Net book value..............................  $22,857           $26,115
                                                   ============   =============


     The book values presented in the above table are net of accumulated depreciation of $10,775,000 and $10,128,000 at September 30, 2000 and December 31, 1999, respectively. Equipment under rental agreements is comprised primarily of analytical instruments.



LINC Capital, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(7)     Debt

    Notes Payable

    Notes Payable to banks and others were as follows:
                                                    September 30,  December 31,
                                                       2000            1999
                                                    -------------  ------------
                                                           (In thousands)

      Senior credit facility..................        $78,400        $99,700
      Other...................................          2,028          3,054
                                                  ------------    ------------
                         Total................        $80,428       $102,754
                                                  ============    ============


     At September 30, 2000 and December 31, 1999,  $78,400,000 and  $99,700,000,
respectively, was outstanding under a senior credit facility (the "Loan Agreement"). The weighted-average interest rate on the Loan Agreement at September 30, 2000 and December 31, 1999 was 8.13% and 7.65%, respectively. Under the terms of the Standstill Agreement, interest rates under the various borrowing options have been increased 1.25% over the rates previously available under the Loan Agreement. The facility is secured by substantially all of the assets of the Company and was used by the Company to finance the acquisition of equipment pending completion of permanent financing and for normal working capital purposes. Since December 31, 1999, the Company has been in violation of the covenants of its Loan Agreement relating to minimum earnings, minimum tangible net worth, leverage and interest coverage. It was also in violation of covenants contained in the agreements relating to the Conduit Facility and the insurance policy that provides credit enhancement to the Term Securitization. For further information, see Note 3.

    Nonrecourse and Recourse Debt

     At September 30, 2000 and December 31, 1999, the Company had $141,083,000 and $134,228,000 of nonrecourse debt recorded on its consolidated balance sheet under its Conduit Facility, with weighted-average interest rates of 8.16% and 6.26%, respectively. Additionally, at September 30, 2000 and December 31, 1999, $117,455,000 and $179,891,000 was recorded as nonrecourse debt under the Term Securitization. The weighted-average interest rate on the Term Securitization is 6.24%. The Company also permanently finances leases with financial institutions, on either a nonrecourse or partial recourse basis. At September 30, 2000 and December 31, 1999, the Company had $19,651,000 and $37,131,000, respectively, outstanding under these financings.

                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


(8)     Loss per Share


     The following table sets forth the computation of basic and diluted loss per share.


                                                          Three months ended       Nine months ended
                                                           September 30,            September 30,
                                                         2000          1999           2000       1999
                                                        ------      --------       -------     -------
                                                              (In thousands, except share data)

 Net loss from operations.                               $ (21,492)      $(1,371)   $(36,211)     $(325)
                                                             $ 133        - - -          335       - - -
                                                        ----------- ------------- ----------- ----------
       Numerator for basic and diluted loss per share

         Net loss available to common stockholders....    $(21,625)      $(1,371)   $(36,546)     $(325)
                                                        ----------- ------------- ----------- ----------
       Denominator for basic earnings per share-
             weighted average shares outstanding......    5,265,050     5,265,050   5,265,050  5,250,753

         Effect of dilutive stock options.............       - - -         - - -       - - -      - - -
                                                        ----------- ------------- ----------- ----------

 Denominator for diluted loss per share...............    5,265,050     5,265,050   5,265,050  5,250,753

Net loss

        Basic loss per share..........................      $(4.11)       $(0.26)     $(6.94)    $(0.06)
                                                        =========== ============= =========== ==========
        Diluted loss per share........................      $(4.11)       $(0.26)     $(6.94)    $(0.06)
                                                        =========== ============= =========== ==========


(9)     Comprehensive Income

     The components of comprehensive income (loss) for the three months and nine months ended September 30, 2000 and 1999 are as follows:


                                                          Three months ended         Nine months ended
                                                            September 30,               September 30,
                                                          2000         1999           2000         1999
                                                         -------     --------       --------     --------
                                                                         (In thousands)
  Net loss...........................................     $(21,492)  $(1,371)      $(36,211)      $(325)
       Other comprehensive income (loss):
          Unrealized gain on securities..............        20,319       206         19,442        607
          Foreign currency translation adjustment....          (41)       140            (16)       271
                                                        ----------- ------------- ----------- ----------
       Comprehensive income (loss)...................      $(1,214)   $(1,025)      $(16,785)      $553
                                                        =========== ============= =========== ==========


     Accumulated other comprehensive income (loss) at September 30, 2000 and December 31, 1999 consists of unrealized gains (losses) on securities of $20,213,000 and $771,000 and accumulated foreign currency translation adjustments of $146,000 and $161,000, respectively. Included in unrealized gains on securities at September 30, 2000 is $19,863,000 relating to Corvis Corporation. Corvis Corporation completed an initial public offering in the third quarter of 2000 and the Company exchanged warrants it owned in Corvis for common stock.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)

     The Company has 325,357 shares of Corvis common stock, which are subject to a lockup agreement expiring in late January 2001. These shares have been classified as "available for sale" at September 30, 2000 and valued at their market price of $61.05 on that date, for a total of $19.9 million. The price has materially fluctuated since that date. The price of the shares of Corvis at the close of business on November 17, 2000 was $33.31, which would value the Company's holdings at $10.8 million. The valuation of the Company's holdings in Corvis may fluctuate materially in the future and the Company is not readily able to dispose of its holdings until the expiration of the lockup period in late January 2001.


(10) Segment Information

     As previously indicated, the Company has ceased substantially all leasing activities and the Company has entered into a non-binding letter of intent to sell its analytical instrument Rental and Distribution business. Management's focus is on selling assets to raise cash to repay debt. Under these circumstances, the Company believes that the reporting of the activities of business segments is no longer relevant or meaningful.


(11)  Redeemable Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock. The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for 652,500 shares were issuable at September 30, 2000, since the preferred shares were not redeemed prior to that time. The Preferred Stock bears dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. At September 30, 2000, $335,000 of accrued but unpaid dividends are included in the preferred stock amount on the consolidated balance sheet. The Preferred Stock is mandatorily redeemable upon a change of control or on January 31, 2005, whichever occurs first. The Company has not paid or declared the dividends payable as a result of defaults under the Loan Agreement. As a consequence, the dividend rate has been increased to 9%.


(12)  Subsequent Events

     On October 15, 2000, the Company entered into a non-binding letter of intent to sell its analytical instrument Rental and Distribution business. The sale is subject to the completion of due diligence and financing arrangements as well as execution of definitive binding agreements and approval by the Company's lenders under the Loan Agreement.


                      LINC Capital, Inc. and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited) - (Continued)


     At October 31, 2000, the Company was in violation of a provision of the Standstill Agreement that limits the "over-advance" (as defined) under the Loan Agreement to $12 million. At that date, the over-advance was approximately $12.1 million. In addition, at October 31, 2000, the principal outstanding under the Loan Agreement was $73.9 million, as compared to the required balance of $70 million. The Company has requested that the lenders under the Loan Agreement extend the standstill period from December 31, 2000 to January 31, 2001 and adjust the over-advance and permitted maximum principal balance outstanding to higher levels than those currently required. The lenders are considering the Company's request. If the lenders elect not to amend the Standstill Agreement or to waive the above described events of default, the balance due under the Loan Agreement will be immediately due and payable. In such case, the Company may be required to seek protection under the Bankruptcy Code.

     At September 30, 2000, the Company's holdings in Corvis Corporation, which are classified as "available for sale" securities were valued at $19.9 million. At November 17, 2000 such holdings were valued at $10.8 million. The valuation of the Company's holdings in Corvis, as well as its other holdings in warrants of private companies can be expected to fluctuate in value materially. On the basis of the current value of Corvis Corporation, the likely net proceeds from the pending sale of its Analytical Instrument Rental and Distribution business, the net proceeds that may be realized from the sale or collection of its lease portfolio and the estimated value of its other assets, the Company does not believe that such proceeds will be sufficient to satisfy its remaining secured indebtedness under the Loan Agreement. Accordingly, the Company currently expects that there will no assets available to satisfy the claims of its unsecured creditors, including, but not limited to the holders of the Company's 8.25% Subordinated Debentures, or the holders of its Series A Cumulative Preferred Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 2000 compared to Three Months ended September 30, 1999

     Sales of equipment increased to $7.8 million from $6.1 million, while cost of equipment sold increased to $6.2 million from $4.8 million due to the acquisition of Internet Finance & Equipment, Inc. in August 1999 (now LINC IF+E), which distributes and leases telecommunications, routing and Internet enabling equipment, and an increase in sales of analytical instruments in the Company's other Rental and Distribution business. In September 2000, the Company discontinued the activities of LINC IF+E. The net margin on sales decreased slightly to 20.1% from 21%.

     Direct finance lease income decreased to $8.5 million from $10.0 million and interest income declined from $0.8 million to $0.5 million. Both declines are as result of the decline in leases and loans outstanding. At September 30, 1999, the Company's net investment in leases and loans was $411.9 million versus $321.9 million at September 30, 2000.

     Direct finance lease income and interest income, minus interest expense, was $2.3 million, or 26.0% of direct finance lease income and interest income (the "Interest Margin") compared to $3.8 million, or 35.7%, in the prior year period. The decrease in the Interest Margin is due to an increase in interest rates beginning in the second half of 1999 and, beginning in April 2000, the inability of the Company to move leases from its relatively more expensive revolving line of credit into a securitization facility.

     Rental and operating lease revenue decreased to $2.0 million from $2.9 due to a declining portfolio of equipment held for rental and operating leases.

     Servicing fees and other income decreased to $0.5 million from $1.4 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The decrease over the prior year period relates to a decrease in each of these types of income.

     There were no gains on sale of lease receivables in the quarter ended September 30, 2000, versus $0.6 million in the same period of the prior year. These amounts represent gains or losses on lease receivables sold to third parties and fluctuate based on the volume of lease receivables sold in a given period.

     Gains on equipment residual values were approximately $0.3 million for each period. Gains on equipment residual values fluctuate based on the dollar volume of leases maturing in a given period and the economics of those sales.

     During the third quarter of 2000, the Company recognized negligible gains on equity participation rights versus a gain of $0.2 million in the comparable prior year period. Equity participation gains and losses fluctuate from period to period based on the value of securities in the Company's portfolio and the timing of the sale of these securities.

     Selling, general and administrative expenses, net of initial direct costs capitalized, decreased to $6.0 million from $6.1 million. The cost savings from the substantial reductions in employee headcount and other overhead expenses were largely offset by severance and other termination related costs, incentives necessary to retain key employees and professional fees.

     Interest expense decreased to $6.7 million from $6.9 million, due to a decline in interest-bearing debt ($435.9 million at September 30, 1999 compared to $365.0 million at September 30, 2000), partially offset by an increase in interest rates.

     Depreciation of equipment decreased to $1.5 million from $2.0 million due to a decrease in operating leases and rental equipment.

     Amortization of intangibles increased to $0.4 million from $0.3 million due to the amortization of issuance costs resulting from a term securitization completed during the third quarter of 1999, partially offset by a decrease in goodwill amortization due to the write-off at December 31, 1999 of goodwill associated with the acquisitions of Comstock Leasing Inc., Monex Leasing, Ltd., Spectra Precision Credit Corp. and Connor Capital Corporation.

     The provision for credit losses and impairment in value of securitization retained interest increased to $18.7 million from $4.3 million. The increase in the provision is the result of the Company's decision in the third quarter of 2000 to fully reserve for its retained interest in the Conduit Facility and for the Class Certificate it holds in the Term Securitization, in the aggregate amount of $17.1 million.

     At September 30, 2000, the Company recorded a loss of $1.6 million relating to the impairment of goodwill on its Rental and Distribution business. See Note 4 to Consolidated Financial Statements

     The Company did not record a tax benefit on the pre-tax loss for the third quarter of 2000 since realization of the tax benefit cannot be assured. The Company recorded an income tax benefit of $1.5 million on a pre-tax loss of $2.9 million for the same period of the prior year.

Nine Months ended September 30, 2000 compared to Nine Months ended September 30, 1999

     Sales of equipment increased to $28.4 million from $22.1 million and cost of equipment sold increased to $22.8 million from $17.8 million as a result of the acquisition of LINC IF+E in August 1999. Net margins on sales of equipment increased to 19.8% from 19.1% due to higher margins obtained by LINC IF+E compared to margins on the sale of analytical instruments, partially offset by slightly lower margins achieved on the sale of analytical instruments.

     Direct finance lease income increased to $28.2 million from $22.9 million as a result of a substantially higher level of finance lease receivables outstanding during the early part of 2000, arising from acquired companies and from internal lease originations, a greater portion of which are retained on the Company's balance sheet.

     Interest income declined to $2.3 million from $2.4 million primarily due to a decrease in interest-bearing notes receivable held by the Company during the later part of the nine month period ended September 30, 2000. Direct finance lease income and interest income, minus interest expense, was $7.1 million, or 23.4% of direct finance lease income and interest income (the "Interest Margin") compared to $9.4 million, or 37.0%, in the prior year period. The decrease in the Interest Margin is due to an increase in interest expense caused by higher interest rates beginning in the second half of 1999 and a decrease in interest income recorded on the Company's securitization retained interest, resulting from the repurchase of lease receivables from the Company's commercial paper conduit facility in connection with completion of a term securitization.

     Rental and operating lease revenue decreased to $6.3 million from $8.3 million due to a substantial decline in the size of the portfolio of equipment held for rental and operating leases.

     Servicing fees and other income decreased to $2.2 million from $5.4 million. Servicing fees and other income primarily consists of fees received for servicing off-balance sheet securitized leases, fees received for servicing third party lease portfolios, interim rents received by Select Growth Finance, and late fees. The decrease over the prior year period primarily relates to $1.2 million in deferred incentive fees realized in connection with servicing of a portfolio owned by a third party during the first quarter of the prior year and a decrease in fees received for servicing securitized leases resulting from a reduction in off-balance sheet securitized leases. Additionally, interim rents received by Select Growth Finance and late fees collected by Vendor Finance decreased between periods.

     Gain (loss) on the sale of lease receivables decreased to a negligible loss from a gain of $1.0 million. These amounts represent gains or losses on lease receivables sold to third parties and fluctuate based on the volume of lease receivables sold in a given period and the economics of those sales.

     Gains on equipment residual values decreased to $0.7 million from $0.8 million. Gains on equipment residual values fluctuate based on the dollar volume of leases maturing in a given period.

     During the first nine months of 2000, the Company recognized a gain of $0.3 million on certain equity participation rights versus a gain of $1.4 million in the comparable prior year period. Equity participation gains and losses fluctuate from period to period based on the value of securities in the Company's portfolio and the timing of the sale of these securities.

     Selling, general and administrative expenses, net of initial direct costs capitalized, increased to $19.6 million from $17.7 million. The increase resulted primarily from an increase in personnel and operating costs associated with the acquisition of LINC IF+E in August 1999 in the Company's Rental and Distribution business unit, professional fees incurred related to the Company's violation of covenants under its Loan Agreement, Conduit Facility, and Term
Securitization, and a decrease in initial direct costs capitalized due to a decrease in lease originations between periods.

     Interest expense increased to $23.3 million from $16.0 million, due primarily to increased borrowings resulting from growth in lease originations and lease portfolios acquired, with the resulting increase in borrowings, and an increase in the Company's weighted average interest rates on outstanding debt. In addition, interest expense increased over the same period in the prior year as a result of the repurchase by the Company during the quarter ended September 30, 1999 of $99.0 million in lease receivables previously sold to its commercial paper conduit facility utilizing proceeds of a term securitization which increased the level on nonrecourse debt.

     Depreciation of equipment decreased to $4.5 million from $5.5 million due to a decrease in equipment held for rental and operating leases.

     Amortization of intangibles increased to $1.2 million from $0.9 million due to the amortization of issuance costs resulting from a term securitization completed during the third quarter of 1999, partially offset by a decrease in goodwill amortization due to the write-off of goodwill associated with the acquisitions of Comstock Leasing Inc., Monex Leasing, Ltd., Spectra Precision Credit Corp. and Connor Capital Corporation at December 31, 1999 and the write-off of goodwill associated with the acquisition of Internet Finance and Equipment at June 30, 2000.

     The provision for credit losses and impairment in value of securitization retained interest increased to $26.9 million from $7.2 million. The increase is the result of the Company's decision to substantially increase its bad debt allowance as a percentage of its net investment in leases and loans due to the increased level of deliquent and defaulted leases and to fully reserve its retained interest in its Conduit Securitization and the Class C Certificate it holds in its Term Securitization. The Company holds an interest in the Class B-2 Certificates issued by the Term Securitization that it carries at a value of approximately $2.3 million at September 30, 2000.

     At June 30, 2000, the Company recorded an impairment loss of $4.5 million related to the impairment of goodwill associated with the acquisition of LINC IF+E in August 1999, the impairment of furniture, fixtures, computers and other office equipment, and an estimated loss on the Company's corporate headquarters' lease agreement. At September 30, 2000, the Company recorded an additional impairment loss of $1.6 million associated with the remainder of its Rental and Distribution business. See Note 4 to Consolidated Financial Statements.

     The Company did not record a tax benefit on the pre-tax loss of $36.2 million for the nine months ended September 30, 2000 since realization of the tax benefit cannot be assured. The Company recorded income tax benefit of $1.1 million on a pre-tax loss of $1.4 million for the same period of the prior year.


Liquidity and Capital Resources

     General

     The Company's activities are capital intensive and require access to substantial amounts of credit to fund new equipment leases. The Company has financed its operations to date primarily through cash flow from operations, borrowings under its Loan Agreement with its senior lenders and its Conduit Facility, other non-recourse and recourse loans, the Term Securitization and the sale of equity. For further information, see Notes 3 and 12 to Consolidated Financial Statements.

     Cash Flow

     Cash flows from operating and financing activities are generated primarily from receipts on direct finance and operating leases, rentals of analytical instruments, gross profit on the sale of analytical instruments, realization of equipment residual values, and financing of new lease origination's and rental inventory through credit facilities and securitizations. Cash flows from operating and financing activities for the nine months ended September 30, 2000 and 1999 were a net of $64.6 million and $272.2 million, respectively. The decrease in 2000 from 1999 results primarily from no new debt financing or securitizations during the second and third quarters of 2000, as well as a decrease in the volume of securitizations completed in the first quarter of 2000, partially offset by an increase in payments received on direct finance leases.

     Credit Facilities

     In the past, the Company utilized its secured revolving credit facility provided by a syndicate of banks under the Loan Agreement to fund the
acquisition   and   origination  of  leases  and  the  purchase  of  rental  and distribution inventory. At September 30, 2000, the Company had borrowed $78.4 million, with a weighted-average interest rate of 8.13%. For further information, see Note 3 to Consolidated Financial Statements.

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

     Term Securitization

     In July 1999, the Company, through a special purpose subsidiary, completed a term securitization in the amount of $237 million (the "Term Securitization"). $199 million of A-1 Certificates rated AAA by Standard and Poor's and Fitch IBCA, Inc. and Aaa by Moody's Investor Service, Inc., $9 million of B-1 Certificates rated BBB by Fitch IBCA, Inc., and $9 million of B-2 Certificates rated BB by Fitch IBCA, Inc., were issued in the private market. A portion of the B-2 Certificates (approximately $3 million) and the C Certificate of $17 million were retained by the Company. The remaining balance of the A-1 Certificates, the B-1 Certificates, and the B-2 Certificates at October 1, 2000 was $98.6 million, $6.4 million, and $8.9 million, respectively. The Company has fully reserved its investment in the C Certificates. For further information, see Note 3 to Consolidated Financial Statements.

     Preferred Stock

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share (the "Preferred Stock Warrants"). Additional Preferred Stock Warrants for 652,500 shares were issuable at September 30, 2000, since the Series A Preferred Stock was not redeemed prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company was unable to declare or make payment of the dividend on the Series A Preferred Stock due on March 31, June 30, 2000 or September 30, 2000. As a consequence, the Company is in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point. See also Note 12 to Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 1999 Annual Report on Form 10-K related to the Company's exposure to market risk from interest rates. At December 31, 1999, termination of the interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $2.1 million. At September 30, 2000, termination of the interest rate swap and interest rate cap agreements would have resulted in a credit to earnings of $0.3 million.

Part II - Other Information

Item 1.  Legal Proceedings

     The Company is the subject of lawsuits alleging that the Company has not made timely payment of amounts owed for services provided to the Company or for equipment purchased by the Company in the ordinary course. The aggregate amount owed with respect to these claims is approximately $175,000.

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

     In addition, the former owner of the Company's LINC Comstock unit has alleged that he believes that the Company is in default of a settlement agreement entered into between the Company and such former owner relating to disputed contingent payments. This former owner has threatened litigation with respect to such alleged default. The Company does not believe that it is in default of the settlement agreement.

Item 2.  Changes in Securities and Use of Proceeds

     On February 1, 2000, the Company issued $5,625,000 of Series A 8% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"). The issuance of this series of preferred stock was coupled with warrants to purchase 326,250 shares of the Company's common stock at $5.49 per share. Additional warrants for 652,500 shares were issuable at September 30, 2000, since the Series A Preferred Stock was not redeemed prior to that time. The Series A Preferred Stock accrues cumulative preferred dividends at 8% per annum through December 31, 2000, 10% per annum from January 1, 2001 through December 31, 2001 and 12% per annum thereafter. The Series A Preferred Stock is required to be redeemed by the Company upon a change of control or on January 31, 2005, whichever occurs first. As a result of the violation of certain covenants under the Loan Agreement, the Company has been unable to declare or make payment of the dividends on the Series A Preferred Stock. As a consequence, the Company may be in default of certain provisions of the terms and conditions of the Series A Preferred Stock and the dividend rate on such preferred stock accruing after March 31, 2000 has been increased by 1 percentage point. The total arrearage in the payment of dividends on November 16, 2000 was $335,000.

Item 3.  Defaults Upon Senior Securities

     The Company has been in violation of the minimum tangible net worth, minimum earnings, leverage and interest coverage covenants under its Loan Agreement since December 31, 1999. On September 27, 2000, the Company entered into a Standstill Agreement with the lenders under the Loan Agreement, which became effective in late October 2000 when various conditions precedent had been satisfied. The violations under the Loan Agreement have also resulted in cross-defaults in the agreements relating to the Conduit Facility and the Term Securitization. The amount outstanding under the Loan Agreement at November 16, 2000 was $73.9 million. The amount outstanding under the Conduit Facility and the Term Securitization at October 20, 2000, the most recent settlement date, was $118.9 million and $113.9 million (of which $2.3 million is held by the Company), respectively. For further information, see Note 3 to Consolidated Financial Statements and Management's Discussion and Analysis - Liquidity and Capital Resources.

     The Company is in default with respect to certain of its obligations under the Standstill Agreement. Negotiations are in progress to obtain a waiver of such defaults and an amendment of the terms of the Standstill Agreement. See Notes 3 and 12 to Consolidated Financial Statements.

Item 5.  Other Information

Annual Meeting

     The Company has not scheduled an Annual Meeting of Shareholders at this time due to the time commitment and costs associated with such a meeting.


Item 6.  Exhibits and Reports on Form 8-K

        Exhibits

        Exhibit
        Number           Document Description
        -------          ------------------------
         27.1            Financial Data Schedule

        Reports on Form 8-K

     On October 16, 2000, the Company filed a current report on Form 8-K, reporting under Item 5 and Item 7. The filing contained information relating to the Standstill Agreement, the letter of intent to sell the Rental and Distribution business, and other matters.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LINC CAPITAL, INC.
Dated: November 20, 2000






                                           By:  /s/ Allen P. Palles
                                                ---------------------
                                                Allen P. Palles
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                           By:  /s/ Mark A. Arvin
                                                ----------------------
                                                Mark A. Arvin
                                                Senior  Vice  President, Finance
                                                (Principal Accounting Officer)